Form 10-Q
period 2013-05-31
OnePower Systems Ltd.
filed 2013-07-12
CIK 1561206

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

or

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 333-185176

ONEPOWER SYSTEMS LTD.

(Exact name of registrant as specified in its charter)

Nevada	N/A
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

Ain El-Mraisseh

73 Bliss Street, Qoreitem Bldg, 3rd floor

Beirut-Lebanon

(Address of principal executive offices) (Zip Code)

1-866-906-7983

Registrant’s telephone number, including area code

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes      . No  X .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  X . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  X . No      .

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

17,000,000 shares of common stock, $0.001 par value, issued and outstanding as of June 28, 2013.

OnePower Systems Ltd

Condensed Financial Statements

May 31, 2013

ONEPOWER SYSTEMS LTD.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	May 31,	November 30,
ASSETS	2013	2012
	(unaudited)

CURRENT ASSETS
Cash	$8,072	$9,141

Total Assets	$8,072	$9,141

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,333	$4,022
Notes payable, related party	20,000	10,000

Total Current Liabilities	21,333	14,022

STOCKHOLDERS' DEFICIT
Common stock
Par value:$0.001
Authorized 200,000,000 shares; issued and outstanding 17,000,000 shares
	17,000	17,000
Deficit accumulated during the development stage	(30,261)	(21,881)

Total Stockholders' Deficit	(13,261)	(4,881)

Total Liabilities and Stockholders' Deficit	$8,072	$9,141

The accompanying notes are an integral part of the condensed financial statements.

ONEPOWER SYSTEMS LTD.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Unaudited)

					For the Period
	For the three	For the three	For the six	For the six	August 28, 2009
	months ended	months ended	months ended	months ended	(inception) to
	May 31,	May 31,	May 31,	May 31,	May 31,
	2013	2012	2013	2012	2013

REVENUES	$-	$-	$-	$-	$-

EXPENSES

General and administrative expenses	4,324	1,087	8,380	1,882	30,261

Net loss	$(4,324)	$(1,087)	$(8,380)	$(1,882)	$(30,261)

Loss per share of common stock Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares of common stock Basic and diluted	17,000,000	17,000,000	17,000,000	17,000,000

The accompanying notes are an integral part of the condensed financial statements.

ONEPOWER SYSTEMS LTD.
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
(Unaudited)

				Deficit
				accumulated
			Additional	during the
	Common stock		Paid-in	development
	Share(s)	Amount	Capital	stage	Total

Balance, August 28, 2009 (Inception)	-	$-	$-	$-	$-

Net loss for the period	-	-	-	(2,696)	(2,696)

Balance, November 30, 2009	-	-	-	(2,696)	(2,696)

Issuance of common stock on January 1, 2010 @ $0.001 per share	2,000,000	2,000	-	-	2,000

Issuance of common stock on May 27, 2010 @ $0.001 per share	4,000,000	4,000	-	-	4,000

Issuance of common stock on August 31, 2010 @ $0.001 per share	3,500,000	3,500	-	-	3,500

Issuance of common stock on September 2, 2010 @ $0.001 per share	5,500,000	5,500	-	-	5,500

Issuance of common stock on October 15, 2010 @ $0.001 per share	2,000,000	2,000	-	-	2,000

Net loss for the period	-	-	-	(5,275)	(5,725)

Balance, November 30, 2010	17,000,000	17,000	-	(7,971)	9,029

Net loss for the period	-	-	-	(2,965)	(2,965)

Balance, November 30, 2011	17,000,000	17,000	-	(10,936)	6,064

Net loss for the period	-	-	-	(10,945)	(10,945)

Balance, November 30, 2012	17,000,000	17,000	-	(21,881)	(4,881)

Net loss for the period	-	-	-	(8,380)	(8,380)

Balance, May 31, 2013	17,000,000	$17,000	$-	$(30,261)	$(13,261)

The accompanying notes are an integral part of the condensed financial statements.

ONEPOWER SYSTEMS LTD.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six	For the six	For the period
	months ended	months ended	August 28, 2009
	May 31,	May 31,	(inception) to
	2013	2012	May, 2013

Cash Flows (used in) Operating Activities

Net loss	$(8,380)	$(1,882)	$(30,261)

Adjustments to reconcile net income to net cash (used in) operating activities

Accounts payable and accrued liabilities	(2,689)	(1,886)	1,333

Net Cash (used in) Operating Activities	(11,069)	(3,768)	(28,928)

Cash Flows from Financing Activities
Common shares	-	-	17,000

Proceeds of convertible notes payable	10,000	-	20,000

Net Cash provided by Financing Activities	10,000	-	37,000

Increase (Decrease) in cash	(1,069)	(3,768)	8,072

Cash at beginning of period	9,141	12,476	-

Cash at end of period	$8,072	$8,708	$8,072

Supplemental Information and Non-Monetary Transaction

Interest Paid	$-	$-	$-
Taxes Paid	$-	$-	$-

The accompanying notes are an integral part of the condensed financial statements.

1.

Interim Reporting

While the information presented in the accompanying interim six months financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  These interim financial statements follow the same accounting policies and methods of their application as the Company’s November 30, 2012 annual financial statements.  All adjustments are of a normal recurring nature.  It is suggested that these interim financial statements be read in conjunction with the Company’s November 30, 2012 annual financial statements.

Operating results for the six months ended May 31, 2013 are not necessarily indicative of the results that can be expected for the year ended November 30, 2013

2.

Organization and nature of operations

OnePower Systems Ltd. ("the Company") was incorporated in the State of Nevada, USA on August 28, 2009. The Company is in its early development stage since its formation and has not realized any revenues from its planned operations. The Company is engaged in the development of electronic bill delivery and payment systems that will enable vendors the abilities to present bills and receive payments electronically.

The Company has chosen a November 30 year end.

3.

Going concern uncertainties

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern. However, the Company has limited operations and has sustained operating losses resulting in a deficit. In view of these matters, operating as a going concern is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations.

The Company has accumulated a deficit of $30,261 since inception August 28, 2009, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

4.

Summary of principal accounting policies

A summary of the significant accounting policies applied in the presentation of the accompanying financial statements follows:

Basis of presentation

The accompanying financial statements are stated in US dollars and have been prepared in accordance with generally accepted accounting principles in the United States of America.

Development stage company

The Company has not earned any revenue from limited principal operations. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Entity” as set forth in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915.  Among the disclosures required by ASC Topic 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of earnings, retained earnings and stockholders’ equity and cash flows disclose activity since the date of the Company’s inception.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Loss per share

The Company reports basic loss per share in accordance with FASB ASC Topic 260 “Earnings Per Share” (“EPS”).  Basic loss per share is based on the weighted average number of common shares outstanding and diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net loss (numerator) applicable to common stockholders by the weighted average number of common shares outstanding (denominator) for the period. There are no potentially dilutive securities outstanding and therefore, diluted earnings per share on not presented.  All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

Recently issued accounting pronouncements

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective date. Management does not believe that any pronouncement not yet effective but recently issued by the FASB (including its Emerging Issues Task Force), the AICPA or the SEC would, if adopted, have a material effect on the accompanying financial statements.

5.

Convertible note payables

The Company has two convertible notes payable.  The notes are non-interest bearing, unsecured and payable on demand.  At any time prior to repayment any portion of the entire note may be converted into common stock at the discretion of the holder on the basis of $0.055 of debt to 1 share.   The effect that conversion would have on earnings per share has not been disclosed due to the current anti-dilutive effect.

Notes payable as of May 31, 2013 are:

Convertible promissory note payable, dated November 9, 2012
non-interest bearing, due on demand	$10,000

Convertible promissory note payable, dated April 26, 2013
non-interest bearing, due on demand	10,000

$20,000

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

OnePower Systems Ltd.. was incorporated under the laws of the State of Nevada, U.S. on August 28, 2009. Our registration statement on Form S-1 was filed with the Securities and Exchange Commission was declared effective on May 21, 2013.

OnePower is a startup company, with its operations located in Lebanon, engaged in the development of an electronic bill delivery and payment system (the "OP SYSTEM") that is intended to provide Middle Eastern utility companies with the ability to present bills and receive payment electronically. OnePower is a "shell" company as defined by the SEC as a result of only having nominal operations and nominal assets. OnePower is an "emerging growth company" under the federal securities laws and will be subject to reduced public company reporting requirements. OnePower's mission is to become the leading provider of electronic bill delivery and payment services for all business-to-consumer transactions within the utility industry.

RESULTS OF OPERATIONS

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Six-month Period Ended May 31, 2013 Compared to the Six-month Period Ended May 31, 2012.

Our net loss for the six-month period ended May 31, 2013 was $8,380 (2012: $1,882), which consisted of general and administration expenses.  We did not generate any revenue during either six-month period in fiscal 2013 or 2012. The increase in expenses in the current fiscal year relate to accounting, audit, and legal fees that we have incurred in connection with the filing of our registration statement on Form S-1 with the Securities & Exchange Commission.

The weighted average number of shares outstanding was 17,000,000 for the six-month periods ended May 31, 2013 and 2012.

Three-month Period Ended May 31, 2013 Compared to the Three-month Period Ended May 31, 2012.

Our net loss for the three-month period ended May 31, 2013 was $4,324 (2012: $1,087), which consisted of  general and administration expenses.  We did not generate any revenue during either three-month period in fiscal 2013 or 2012. The increase in expenses in the current fiscal year relate to accounting, audit, and legal fees that we have incurred in connection with the filing of our registration statement on Form S-1 with the Securities & Exchange Commission.

The weighted average number of shares outstanding was 17,000,000 for the three-month periods ended May 31, 2013 and 2012.

LIQUIDITY AND CAPITAL RESOURCES

As at May 31, 2013, our current assets were $8,072 compared to $9,141 in current assets at November 30, 2012. As at May 31, 2013, our current liabilities were $21,333 compared to $14,022 at November 30, 2012. Current liabilities at May 31, 2013 were comprised of $20,000 in loans payable to our director and $1,333 in accounts payable.

Stockholders’ deficit increased from $4,881 as of May 31, 2012 to $13,261 as of May 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six-month period ended May 31, 2013, net cash flows used in operating activities were $11,069 consisting of a net loss of $8,380 and $2,689 in accounts payable and accrued liabilities. For the six-month period ended May 31, 2012, net cash flows used in operating activities were $3,768 consisting  of a net loss of $1,882 and $1,886 in an increase of accounts payable and accrued liabilities . Net cash flows used in operating activities were $28,928 for the period from our incorporation on August 28, 2009 to May 31, 2013.

Cash Flows from Financing Activities

We have financed our operations primarily from either the issuance of our shares of common stock or loans from our director. For the six-month period ended May 31, 2013, we realized $10,000 in net cash from a loan from our director. We did not generate any cash from financing activities in the comparative period in fiscal 2012. For the period from our incorporation on August 28, 2009 to May 31, 2013, net cash provided by financing activities was $37,000 received from proceeds from issuance of common stock ($17,000) and from a director loan ($20,000).

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities and director loans. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our November 30, 2012 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended May 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

31.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley  Act

32.1

Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as   Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

101

Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONEPOWER SYSTEMS LTD.

Dated: July 1, 2013	By: /s/ Soha Hamdan
Soha Hamdan, President and Chief Executive Officer and Chief Financial Officer