Form 10-Q
period 2013-08-31
OnePower Systems Ltd.
filed 2013-10-15
CIK 1561206

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

Or

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 333-185176

ONEPOWER SYSTEMS LTD..

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X . No      .

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

17,454,545 shares of common stock are issued and outstanding as of October 9, 2013.

OnePower Systems Ltd

Condensed Financial Statements

August 31, 2013

PAGES

ONEPOWER SYSTEMS LTD.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	August 31,	November 30,
ASSETS	2013	2012
	(unaudited)	(audited)

CURRENT ASSETS
Cash	$3,591	$9,141
Prepaid expenses	1,155	-
Total Assets	$4,746	$9,141

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,128	$4,022
Notes payable, related party	20,000	10,000

Total Current Liabilities	24,128	14,022

STOCKHOLDERS' DEFICIT
Common stock
Par value:$0.001
Authorized 200,000,000 shares; issued and outstanding 17,000,000 shares	17,000	17,000
Deficit accumulated during the development stage	(36,382)	(21,881)

Total Stockholders' Deficit	(19,382)	(4,881)

Total Liabilities and Stockholders' Deficit	$4,746	$9,141

The accompanying notes are an integral part of the condensed financial statements.

ONEPOWER SYSTEMS LTD.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Unaudited)

					For the Period
	For the three	For the three	For the nine	For the nine	August 28, 2009
	months ended	months ended	months ended	months ended	(inception) to
	August 31,	August 31,	August 31,	August 31,	August 31,
	2013	2012	2013	2012	2013

REVENUES	$-	$-	$-	$-	$-

EXPENSES

General and administrative expenses	6,121	571	14,501	5,728	36,382

Net loss	$(6,121)	$(571)	$(14,501)	$(5,728)	$(36,382)

Loss per share of common stock Basic and diluted
	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares of common stock Basic and diluted
	17,000,000	17,000,000	17,000,000	17,000,000

The accompanying notes are an integral part of the condensed financial statements.

ONEPOWER SYSTEMS LTD.

(A Development Stage Company)

CONDENSED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY

				Deficit
				accumulated
			Additional	during the
	Common stock		Paid-in	development
	Share(s)	Amount	Capital	stage	Total

Balance, August 28, 2009 (Inception)	-	$-	$-	$-	$-

Net loss for the period	-	-	-	(2,696)	(2,696)

Balance, November 30, 2009	-	-	-	(2,696)	(2,696)

Issuance of common stock on January 1, 2010 @ $0.001 per share	2,000,000	2,000	-	-	2,000

Issuance of common stock on May 27, 2010 @ $0.001 per share	4,000,000	4,000	-	-	4,000

Issuance of common stock on August 31, 2010 @ $0.001 per share	3,500,000	3,500	-	-	3,500

Issuance of common stock on September 2, 2010 @ $0.001 per share	5,500,000	5,500	-	-	5,500

Issuance of common stock on October 15, 2010 @ $0.001 per share	2,000,000	2,000	-	-	2,000

Net loss for the period	-	-	-	(5,275)	(5,725)

Balance, November 30, 2010	17,000,000	17,000	-	(7,971)	9,029

Net loss for the period	-	-	-	(2,965)	(2,965)

Balance, November 30, 2011	17,000,000	17,000	-	(10,936)	6,064

Net loss for the period	-	-	-	(10,945)	(10,945)

Balance, November 30, 2012	17,000,000	17,000	-	(21,881)	(4,881)

Net loss for the period	-	-	-	(14,501)	(14,501)

Balance, August 31, 2013	17,000,000	$17,000	-	$(36,382)	$(19,382)

The accompanying notes are an integral part of the condensed financial statements.

ONEPOWER SYSTEMS LTD.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine	For the nine	For the period
	months ended	months ended	August 28, 2009
	August 31,	August 31,	(inception) to
	2013	2012	Aug 31, 2013

Cash Flows (used in) Operating Activities

Net loss	$(14,501)	$(5,728)	$(36,382)

Adjustments to reconcile net income to net cash (used in) operating activities

Prepaid expenses	(1,155)	-	(1,155)
Accounts payable and accrued liabilities	106	(1,763)	4,128

Net Cash (used in) Operating Activities	(15,550)	(7,491)	(33,409)

Cash Flows from Financing Activities
Common shares	-	-	17,000

Proceeds of convertible notes payable	10,000	-	20,000

Net Cash provided by Financing Activities	10,000	-	37,000

Increase (Decrease) in cash	(5,550)	(7,491)	3,591

Cash at beginning of period	9,141	12,476	-

Cash at end of period	$3,591	$4,985	$3,591

Supplemental Information and Non-Monetary Transaction

Interest Paid	$-	$-	$-
Taxes Paid	$-	$-	$-

The accompanying notes are an integral part of the condensed financial statements.

ONEPOWER SYSTEMS LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2013

1.

Interim Reporting

While the information presented in the accompanying interim nine months financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  These interim financial statements follow the same accounting policies and methods of their application as the Company’s November 30, 2012 annual financial statements.  All adjustments are of a normal recurring nature.  It is suggested that these interim financial statements be read in conjunction with the Company’s November 30, 2012 annual financial statements.

Operating results for the nine months ended August 31, 2013 are not necessarily indicative of the results that can be expected for the year ended November 30, 2013.

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

The Company has accumulated a deficit of $36,382 since inception August 28, 2009, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

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

Notes payable as of August 31, 2013 are:

Convertible promissory note payable, dated November 9, 2012
non-interest bearing, due on demand	$10,000

Convertible promissory note payable, dated April 26, 2013
non-interest bearing, due on demand	10,000

$20,000

6.

Subsequent events

Subsequent to August 31, 2013, the Company received $25,000 from an accredited investor for 454,545 common shares of the Company valued at $0.055 per share.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

OnePower Systems Ltd.. was incorporated under the laws of the State of Nevada, U.S. on August 28, 2009.  Our registration statement on Form S-1 was filed with the Securities and Exchange Commission was declared effective on May 21, 2013.

OnePower is a startup company, with its operations located in Lebanon, engaged in the development of an electronic bill delivery and payment system (the “OP SYSTEM”) that is intended to provide Middle Eastern utility companies with the ability to present bills and receive payment electronically. OnePower is a “shell” company as defined by the SEC as a result of only having nominal operations and nominal assets. OnePower is an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements. OnePower’s mission is to become the leading provider of electronic bill delivery and payment services for all business-to-consumer transactions within the utility industry.

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

Nine-month Period Ended August 31, 2013 Compared to the Nine-month Period Ended August 31, 2012.

Our net loss for the nine-month period ended August 31, 2013 was $14,501 (2012: $5,728), which consisted of  general and administration expenses.  We did not generate any revenue during either nine-month period in fiscal 2013 or 2012. The increase in expenses in the current fiscal year relate to accounting, audit, and legal fees that we have incurred in connection with the filing of our registration statement on Form S-1 and interim statements on Form 10-Q with the Securities & Exchange Commission.

The weighted average number of shares outstanding was 17,000,000 for the nine-month periods ended August 31, 2013 and 2012.

Three-month Period Ended August 31, 2013 Compared to the Three-month Period Ended August 31, 2012.

Our net loss for the nine-month period ended August 31, 2013 was $6,121 (2012: $571), which consisted of general and administration expenses.  We did not generate any revenue during either three-month period in fiscal 2013 or 2012. The increase in expenses in the current fiscal year relate to accounting, audit, and legal fees that we have incurred in connection with the filing of our required statements on Form 10-Q with the Securities & Exchange Commission.

The weighted average number of shares outstanding was 17,000,000 for the nine-month periods ended August 31, 2013 and 2012.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2013, our current assets were $4,746 compared to $9,141in current assets at November 30, 2012. As of August 31, 2013, our current liabilities were $24,128 compared to $14,022 at November 30, 2012. Current liabilities at August 31, 2013 were comprised of $20,000 in loans payable to our director and $4,128 in accounts payable.

Stockholders’ deficit increased from $4,881 as of November 30, 2012 to $19,382 as of August 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine-month period ended August 31, 2013, net cash flows used in operating activities were $15,550 consisting of a net loss of $14,501, an increase of prepaid expenses of $1,155 and increase of $106 in accounts payable and accrued liabilities. For the nine-month period ended August 31, 2013, net cash flows used in operating activities were $37,491 consisting  of a net loss of $5,728 and an increase in $1,763 in  accounts payable and accrued liabilities . Net cash flows used in operating activities were $33,409for the period from our incorporation on August 28, 2009 to August 31, 2013.

Cash Flows from Financing Activities

We have financed our operations primarily from either the issuance of our shares of common stock or loans from our director loans. For the nine-month period ended August 31, 2013, we realized $10,000 in net cash from a loan from our director. We did not generate any cash from financing activities in the comparative period in fiscal 2012. For the period from our incorporation on August 28, 2009 to August 31, 2013, net cash provided by financing activities was $37,000 received from proceeds from issuance of common stock ($17,000) and from a director loan ($20,000).

PLAN OF OPERATION AND FUNDING

OnePower’s plan of operation for the next 12 months is to:

1.

develop a prototype version of the OP System;

2.

identify and establish a relationship with a utility company that can assist in the final stage of development of the OP System;

3.

develop its website and market the OP System to Middle Eastern utility companies;

4.

Rollout the OP System to targeted Middle Eastern utility companies and sign up a minimum of five Middle Eastern utility companies, as well as advertising through traditional radio and print media to create product awareness.

OnePower's OP System is intended to offer a full service electronic bill presentment and payment solution for businesses with a recurring billing cycle. OP System is being designed to utilize data from a biller's existing system and create an enhanced online version of a customer's bill. In addition to electronic billing, The OP System is intended to strengthen direct marketing and customer care. The electronic bill is presented to a consumer as a bill from the biller, not from OnePower. This customized bill will be designed to contain promotions and information chosen by the biller that are accessible through successive mouse clicks.

The operations flow of this service is being designed to integrate smoothly with the biller's existing workflow. The process involves the following steps:

1.

The utility sends billing information for the current cycle to OnePower in the utilities existing system format.

2.

OnePower software translates this billing information into its database. For each new bill, OnePower generates a customized electronic bill. The electronic bill is emailed to the customer.

3.

The customer receives the email, reviews, and approves payment by responding to the email.

4.

OnePower processes the responses, for each approved payment, an automated clearing house (ACE) transaction is submitted to OnePower's bank.

5.

The transaction is processed within the ACE system.

6.

An execution report is returned to OnePower

7.

OnePower compiles the executed and fully funded transactions, and sends back a reconciliation report which integrates directly into the Middle Eastern utility companies system.

Pricing

OnePower intends to utilize a combination of fixed and variable fees to charge companies for the use of the OnePower services. These fees may be flexible depending on the size of each customer.

Monthly Subscription Fee

This fee is the per month subscription rate for OnePower service. This fee will be $5,000 per month. This is meant to cover the intangible but critical value added benefits of the service, including:

•

Facilitating customized bill presentment, marketing and promotion by working closely with the utility to help them develop and maximize this new medium of direct customer contact.

•

Setup costs for registering new consumers.

•

Analysis of billing data to enhance targeted marketing initiatives and customer profiles.

•

Online access to company and billing information through hosting web content thus providing better customer service and data access.

•

Advertising & Promotion - reduction of paper stuffers.

•

Transaction Fee

The transaction fee will be assigned per bill processed. This will be $0.40 per transaction. This fee is meant to include the incremental value to the biller per transaction, including:

•

Accounts Receivables Reduction

•

Printing/Paper savings

•

Postage savings

•

Handling of paid bills, data entry

•

Check Processing Fees

The implementation of the different phases of OnePower’s plan of operation will depend on how successful OnePower is in raising the required funds through equity or debt financing.

Phase 1 - Develop a prototype version of the OP System (5 months)

In Phase 1, OnePower plans to develop a prototype of its electronic bill delivery and payment system that is intended to provide Middle Eastern utility companies with the ability to present bills and receive payments electronically (the “OP System”).

The development of the OP System will consist of acquiring the required hardware and software to develop the prototype of the OP System.  In addition, OnePower plans to hire or retain qualified technicians to develop the core technology of the OP System.

OnePower has budgeted $100,000 for this phase and expects it to take five months to complete, with completion expected within the first five months of OnePower’s plan of operation.  This phase can be fully implemented with a minimum financing of $186,000.  However, the implementation of this phase and the other phases of OnePower’s plan of operation will depend on whether OnePower  can raise the required funds.  As of August 31, 2013, OnePower had only raised $25,000 and has subsequently deregistered its offering.  OnePower intends to finance the balance of its plan of operation through equity and debt financing.

Phase 2 – Identify and establish relationship with utility company (6 months)

In Phase 2, OnePower plans to identify specific Middle Eastern utility companies in which to establish a relationship in which the utility company will be a participant in the pilot program for the prototype version of the OP System, (2) to test the OP System, and (3) to establish credibility within the utility industry.

In this phase of its plan of operations, OnePower will identify a target utility company that will become a first adopter of the OP System for the purpose of testing the OP System.  The relationship between OnePower and the target utility company will need to satisfy the following criteria:

•

The utility company must provide access to its systems and data files for the purpose of merging with the OP System.

•

The utility company must share personnel and industry knowledge with OnePower.

•

OnePower must provide a server and a site to test the OP System with the utility company’s system.

•

The utility company must have credibility in the utility industry.

OnePower has budgeted $50,000 for this phase and expects it to take six months to complete, with completion expected within the first six months of OnePower’s plan of operation.  Also, during this phase, OnePower will continue to develop its OP System.  Phase 2 will overlap with Phase 1 and will be worked on simultaneously with Phase 1.  This phase can be implemented with approximately $300,000.

Phase 3 – Market the OP System to Middle Eastern utility companies (6 months)

In Phase 3, OnePower plans to (1) implement its marketing and sales programs for the OP System (2) develop and populate its website (www.onepowersystems.com) with information regarding its business and the OP System, and (3) hire and train staff for its marketing and sales programs.

OnePower has budgeted $100,000 for this phase and expects it to take six months to complete, with completion expected within the last six months of OnePower’s plan of operation.  Also, during this phase, OnePower will continue to (a) develop its OP System and (b) identify target Middle Eastern utility companies for partnerships to test the OP System.  Phase 3 will overlap and will be worked on simultaneously with Phases 1 and 2.  This phase can be implemented with approximately $400,000.

Phase 4 –Roll out the OP System (6 months)

In Phase 4, OnePower plans to (1) roll out the OP System to other Middle Eastern utility companies and (2) sign up five Middle Eastern utility companies as new customers.

In this phase of its plan of operations, OnePower intends to identify potential viable target Middle Eastern utility companies.  Target Middle Eastern utility companies will be identified based on (a) areas with high Internet usage and (b) a large customer base with a potential for greater use of the OP System.

OnePower has budgeted $100,000 for this phase and expects it to take six months to complete, with completion expected within the last six months of OnePower’s plan of operation and will be an ongoing phase of OnePower’s plan of operation.  This phase can be substantially implemented with approximately $500,000.

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

GOING CONCERN

The independent auditors’ report accompanying our November 30, 2012 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended August 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter of the fiscal year covered by this report, (i) OnePower did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) OnePower did not sell any unregistered equity securities.

On May 21, 2013, the Securities and Exchange Commission declared OnePower’s Form S-1 Registration Statement effective, file number 333-185176, which permitted OnePower to offer up to 10,000,000 shares of common stock at $0.055 per share.  There was no underwriter involved in this public offering.  OnePower accepted one subscription agreement for a total of $25,000 for the issuance of 454,545 common shares to date.

Next, on September 23, 2013, the Securities and Exchange Commission declared OnePower’s post-effective amendment #1 of its Form S-1 Registration Statement effective, file number 333-185176, which deregistered the 9,545,455 shares of common stock that remained unsold as of that date.  The offering period for the public offering expired on September 23, 2013.

OnePower has used the proceeds to  pay for some of the expenses of the Form S-1 offering including legal, accounting, and transfer agent fees.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

No report required.

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

ONEPOWER SYSTEMS LTD..

Dated: October 9, 2013

By: /s/ Soha Hamdan

Soha Hamdan, President and

Chief Executive Officer and

Chief Financial Officer