Form 10-K
period 2013-11-30
OnePower Systems Ltd.
filed 2014-03-11
CIK 1561206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X .ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2013

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-185176

ONEPOWER SYSTEMS LTD.

(Exact name of registrant as specified in its charter)

Nevada	Pending
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Ain El-Mraisseh

73 Bliss Street, Qoreitem Bldg, 3rd floor

Beirut, Lebanon

(Address of principal executive offices)

Registrant’s telephone number, including area code: 1-866-906-7983

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X . No      .

Indicate by check mark whether the registrant has submitted and electronically posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  X . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer,” “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes  X . No      .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 3, 2014, the registrant had 15,454,545 shares of voting common stock that were held by non-affiliates. Based on the last sales price of the registrant’s common stock of $0.055, these non-affiliate shares have an aggregate market value of $850,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 3, 2014, the registrant had 17,454,545 shares of common stock with par value $0.001 issued and outstanding.

PART I

Item 1: Description of Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

All dollar amounts refer to US dollars unless otherwise indicated.

Product Overview

OnePower is a Nevada company and was incorporated on August 28, 2009. OnePower is a startup company, with its operations located in Lebanon, engaged in the development of an electronic bill delivery and payment system (the "OP SYSTEM") that is intended to provide Middle Eastern utility companies with the ability to present bills and receive payment electronically. OnePower is a "shell" company as defined by the SEC as a result of only having nominal operations and nominal assets. OnePower is an "emerging growth company" under the federal securities laws and will be subject to reduced public company reporting requirements.

Products

The OP System is intended to enable Middle Eastern utility companies (the "OP CLIENTS") to provide interactive invoices or statements to their customers (the "END-USERS") via e-mail and on the Internet at www.onepowersystems.com. OnePower's electronically delivered bill is intended to retain the look of the

OP Client's paper invoice or statement, but adds interactive components, including the ability to initiate immediate payment from the end-user's desktop. The OP System will be designed to integrate with the existing systems of the OP Clients, and is intended to allow the OP Client to retain control over proprietary databases of its end-users.

An electronic bill delivery and payment service is the process of presenting an exact or enhanced replication of an invoice or statement electronically, for direct delivery to the end-user's desktop via either the Internet or a private network. As of the effective date of this prospectus OnePower has not yet developed a prototype of its product.

Markets

The market focus of the OP System will be companies in the utility industry. The utility industry is a major component of the overall billing market. This market is particularly attractive due to the large number of firms and the fact that the industry generates bills for essential services to almost every household on a recurring basis. The total recurring billing market in Lebanon includes utilities, telecom firms, Internet service providers, cable television operators, credit card companies, and banks. OnePower's primary target market will be Lebanese based household utility firms. The market segment targeted for initial sales, after the pilot program, will be large and medium sized utilities in regions with the highest Internet usage.

The OP System is intended to provide a significant costs savings and the ability to enhance its interaction and relationship with its customers. These dual benefits of costs savings and targeted marketing are intended to give OnePower clients a distinct advantage in the deregulated and more competitive utility industry. From an end-users perspective, the OP System is planned to be designed to provide a cost savings (postage and check writing costs) and the convenience of reviewing and paying utility bills quickly.

Competitors In The EBPP Industry

Although there are several companies targeting business-to-consumer EBPP services, the following vendors are OnePower's main competitors.

EDOCS/CHECKFREE - The edocs-checkfree alliance was created in November 2005. Checkfree intends to use edocs' BillDirect software in its billing system. Checkfree's strategy is to provide bill consolidation and payment services to large billers, consumers and financial institutions. This strategy requires critical mass, as Checkfree adds more billers to the fold it will increase the possibility that all of a customer's many bills are accessible through Checkfree.

TRANSPOINT - This Company is an alliance between Microsoft, First Data Corp, and Citibank and was created in September 2004. Transpoint's pilot projects have targeted financial institutions, multi-national corporations like Xerox and GE, cellular communications, and retail firms. Transpoint is following a very broad approach to signing on pilot customers.

BLUEGILL TECHNOLOGIES - Founded in 1996, BlueGill's 1to1 Server is a data stream parsing engine and translation tool. The product is designed to extract billing data from intelligent data streams, convert the billing data to one of several formats (XML, PDF, and ASCII), and store the information in a relational database.

Distribution Methods

OnePower intends to advertise the availability of the OP System in the target markets through traditional print and radio media. Household consumers will sign up for electronic bill presentment either from hearing about OnePower directly or by the biller's advertising of the service included in current monthly paper bill statements. The OP system is planned to offer the consumer convenient sign up by either checking off a box on their conventional monthly bill stub, or by accessing www.onepowersystems.com

Pricing

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

Monthly Subscription Fee

This fee is the per month subscription rate for OnePower service. This fee will be $5,000 per month. This is meant to cover the intangible but critical value added benefits of the service, including:

•

Facilitating customized bill presentment, marketing and promotion by

•

working closely with the utility to help them develop and maximize

•

this new medium of direct customer contact.

•

Setup costs for registering new consumers.

•

Analysis of billing data to enhance targeted marketing initiatives and

•

customer profiles.

•

Online access to company and billing information through hosting web

•

content thus providing better customer service and data access.

•

Advertising & Promotion - reduction of paper stuffers.

•

Transaction Fee

The transaction fee will be assigned per bill processed. This will be $0.40 per transaction. This fee is meant to include the incremental value to the biller per transaction, including:

•

Accounts Receivables Reduction

•

Printing/Paper savings

•

Postage savings

•

Handling of paid bills, data entry

•

Check Processing Fees

Emerging Growth Company Status

Because we generated less than $1 billion in total annual gross revenues during our most recently completed fiscal year, we qualify as an “emerging growth company” under the Jumpstart Our Business Startups (“JOBS”) Act.

We will lose our emerging growth company status on the earliest occurrence of any of the following events:

1.

on the last day of any fiscal year in which we earn at least $1 billion in total annual gross revenues, which amount is adjusted for inflation every five years;

2.

on the last day of the fiscal year of the issuer following the fifth anniversary of the date of  our first sale of common equity securities pursuant to an effective registration statement;

3.

on the date on which we have, during the previous 3-year period, issued more than $1 billion in on-convertible debt; or

4.

the date on which such issuer is deemed to be a ‘large accelerated filer’, as defined in section 240.12b–2 of title 17, Code of Federal Regulations, or any successor thereto.’’

A “large accelerated filer” is an issuer that, at the end of its fiscal year, meets the following conditions:

1.

it has an aggregate worldwide market value of the voting and non-voting common equity held by its non-affiliates of $700 million or more as of the last business day of the issuer's most recently completed second fiscal quarter;

2.

It has been subject to the requirements of section 13(a) or 15(d) of the Act for a period of at least twelve calendar months; and

3.

It has filed at least one annual report pursuant to section 13(a) or 15(d) of the Act.

As an emerging growth company, exemptions from the following provisions are available to us:

1.

Section 404(b) of the Sarbanes-Oxley Act of 2002, which requires auditor attestation of internal controls;

2.

Section 14A(a) and (b) of the Securities Exchange Act of 1934, which require companies to hold shareholder advisory votes on executive compensation and golden parachute compensation;

3.

Section 14(i) of the Exchange Act (which has not yet been implemented), which requires companies to disclose the relationship between executive compensation actually paid and the financial performance of the company;

4.

Section 953(b)(1) of the Dodd-Frank Act (which has not yet been implemented), which requires companies to disclose the ratio between the annual total compensation of the CEO and the median of the annual total compensation of all employees of the companies; and

5.

The requirement to provide certain other executive compensation disclosure under Item 402 of Regulation S-K. Instead, an emerging growth company must only comply with the more limited provisions of Item 402 applicable to smaller reporting companies, regardless of the issuer’s size.

Pursuant to Section 107 of the JOBS Act, an emerging growth company may choose to forgo such exemption and instead comply with the requirements that apply to an issuer that is not an emerging growth company. We have elected under this section of the JOBS Act to maintain our status as an emerging growth company and take advantage of the JOBS Act provisions relating to complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act.

Subsidiaries

We do not have any subsidiaries.

Trademark and licenses

OnePower currently has no patents or trademarks; and OnePower is not party to any license, franchise, concession, or royalty agreements or any labor contracts.

Government approvals and regulations

Currently, OnePower is in compliance with all business and operations licenses that are typically applicable to most commercial ventures. However, there can be no assurance that existing or new laws or regulations that may be adopted in various jurisdictions in the future will not impose additional fees and taxes on OnePower and its business operations. Management is not aware of any such revisions to existing laws and regulations nor new laws or regulations that could have a negative impact on OnePower's business and add additional costs to OnePower's business operations.

Research and Development Activities and Costs

We have not spent any funds on research and development activities to date.

Compliance with Environmental Laws

Our current operations are not subject to any environmental laws.

Facilities

We do not own or rent facilities of any kind. We plan to conduct our operations from the office of our president until we are in a position to commence and expand operations.

Employees

We have commenced only limited operations, and therefore currently have no employees other than our sole officer and director.

Item 1A: Risk Factors

Not applicable.

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties

We do not own any real property interest.  Our offices are located at Ain El-Mraisseh 73 Bliss Street, Qoreitem Bldg, 3rd floor Beirut-Lebanon

Item 3: Legal Proceedings

We are not currently a party to any legal proceedings.

Item 4: Mine Safety Disclosures

Not applicable.

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our shares of common stock are not quoted for trading on any recognized stock exchange or quotation system. There are no warrants or options outstanding by which any person has the right to acquire any additional shares of our common stock. There is an outstanding promissory note held by the sole officer and director that can be converted to 181,818 common shares. As of the date of this annual report we have 32 shareholders of record.

Our shares of common stock are not currently available for resale to the public in accordance with the volume and trading limitations of Rule 144 of the Act because we are a shell company. Our president and sole director, Soha Hamdan, cannot rely on Rule 144 for the resale of our common stock until the following have occurred:

1.

we have ceased to be a shell company;

2.

we are subject to the reporting requirements of the Exchange Act;

3.

we have filed all Exchange Act reports required for the past 12 months; and

4.

a minimum of one year has elapsed since we filed current Form 10 information on Form 8-K changing our status from a shell company to a non-shell company.

When Rule 144 is available, our affiliate stockholder shall be entitled to sell within any three month period a number of shares that does not exceed the greater of:

1.

1% of the number of shares of the company's common stock then outstanding; or

2.

the average weekly trading volume of the company's common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale.

Sales under Rule 144 are also subject to manner of sale provisions and notice requirements and to the availability of current public information about the company.

Dividends

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized For Issuance Under Equity Compensation Plans

We currently do not have any equity compensation plans.

Purchases Of Equity Securities By The Registrant And Affiliated Purchasers

No purchases of any of our registered equity securities have been made by us, on our behalf, or by any affiliated purchaser during the fourth quarter of the fiscal year covered by this annual report.

Item 6: Selected Financial Data

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report.  Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

We have not earned any revenue from our incorporation on August 28, 2009 to November 30, 2013. We incurred operating expenses in the amount of $61,490 during this period.  These operating expenses were comprised general and administrative expenses.

During the fiscal year ended November 30, 2013, we incurred net losses of $39,609 consisting of general and administrative expenses,. Compared to our net losses in fiscal 2012 of $10,945, our losses in the current fiscal year were significantly higher due to higher general and administrative expenses that we incurred in connection with our preparation and filing of a registration statement on Form S-1 with the Securities & Exchange Commission.

We have not attained profitable operations and are dependent upon obtaining financing to complete our proposed business plan.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

Liquidity And Capital Resources

As of November 30, 2013, our current assets consisted of $5,027 in cash and prepaid expenses and our total liabilities were $24,517, which consisted of loans from our president and sole director of $20,000 and accounts payable and accrued liabilities of $4,517. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended November 30, 2013, net cash flows used in operating activities were ($41,138) consisting of our net loss for the period, adjusted for accounts payable that did not impact our cash flow.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments.   For the fiscal year ended November 30, 2013, net cash from financing activities was $35,000, which consisted of a loan from our president and sale of common stock

Plan of Operation

OnePower's plan of operation for the next 12 months is to:

1.

develop a prototype version of the OP System;

2.

identify and establish a relationship with a utility company that can assist in the final stage of development of the OP System;

3.

develop its website and market the OP System to Middle Eastern utility companies;

Phase 1 - Develop A Prototype Version Of The Op System (5 Months)

In Phase 1, OnePower plans to develop a prototype of its electronic bill delivery and payment system that is intended to provide Middle Eastern utility companies with the ability to present bills and receive payments electronically (the "OP SYSTEM").

The development of the OP System will consist of acquiring the required hardware and software to develop the prototype of the OP System. In addition, OnePower plans to hire or retain qualified technicians to develop the core technology of the OP System.

OnePower has budgeted $100,000 for this phase and expects it to take five months to complete, with completion expected within the first five months of OnePower's plan of operation.

Phase 2 - Identify And Establish Relationship With Utility Company (6 Months)

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

•

OnePower must provide a server and a site to test the OP System with the utility company's system.

•

The utility company must have credibility in the utility industry.

OnePower has budgeted $50,000 for this phase and expects it to take six months to complete, with completion expected within the first six months of OnePower's plan of operation. Also, during this phase, OnePower will continue to develop its OP System. Phase 2 will overlap with Phase 1 and will be worked on simultaneously with Phase 1.

Phase 3 - Market The Op System To Middle Eastern Utility Companies (6 Months)

In Phase 3, OnePower plans to (1) implement its marketing and sales programs for the OP System (2) develop and populate its website (www.onepowersystems.com) with information regarding its business and the OP System, and (3) hire and train staff for its marketing and sales programs.

OnePower has budgeted $100,000 for this phase and expects it to take six months to complete, with completion expected within the last six months of OnePower's plan of operation. Also, during this phase, OnePower will continue to (a) develop its OP System and (b) identify target Middle Eastern utility companies for partnerships to test the OP System. Phase 3 will overlap and will be worked on simultaneously with Phases 1 and 2.

Material Commitments

As of the date of this annual report, we do not have any material commitments.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment during the next twelve months.

Off-Balance Sheet Arrangements

As of the date of this annual report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent auditors' report accompanying our November 30, 2013 and 2012 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8: Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Operations
Statement of Stockholder's (Deficit) Equity
Statements of Cash Flows
Notes to Financial Statements

Kyle L. Tingle CPA, LLC
PERSONAL FINANCIAL PLANNING,
BUSINESS SERVICES & TAX PLANNING

Report of Independent Registered Public Accounting Firm

To the Board of Directors
OnePower Systems, Inc.
New Shalileh, Kesserwan
Lebanon

We have audited the accompanying balance sheets of OnePower Systems, Ltd. (A Development Stage Company) as of November 30, 2013 and 2012 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and the period August 28, 2009 (inception) through November 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OnePower Systems, Ltd. (A Development Stage Company) as of November 30, 2013 and 2012 and the results of its operations and cash flows for the years then ended and the period August 28, 2009 (inception) through November 30, 2013, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has limited operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kyle L. Tingle, CPA, LLC

Kyle L. Tingle, CPA, LLC

February 14, 2013
Las Vegas, Nevada

3145 E. Warm Springs Road • Suite 200 • Las Vegas, Nevada 89120 • PHONE: (702) 450-2200 • FAX: (702) 436-4218
E-MAIL: ktingle@kyletinglecpa.com

OnePower Systems Ltd.

Financial Statements

November 30, 2013

November 30, 2012

PAGES
BALANCE SHEETS	F-3

STATEMENTS OF OPERATIONS	F-4

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)	F-5

STATEMENTS OF CASH FLOWS	F-6

NOTES TO FINANCIAL STATEMENTS	F-7 – F-10

ONEPOWER SYSTEMS LTD.

(A Development Stage Company)

BALANCE SHEETS

	November 30,	November 30,
ASSETS	2013	2012

CURRENT ASSETS
Cash	$3,003	$9,141
Prepaid expenses	2,024	-

Total Assets	$5,027	$9,141

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,517	$4,022
Notes payable, related party	20,000	10,000

Total Current Liabilities	24,517	14,022

STOCKHOLDERS' DEFICIT
Common stock authorized : 200,000,000 shares
Par value:$0.001
Issued and outstanding: 17,454,545 shares (17,000,000 shares – 2012)	17,455	17,000
Additional paid in capital	24,545	-
Deficit accumulated during the development stage	(61,490)	(21,881)

Total Stockholders' Deficit	(19,490)	(4,881)

Total Liabilities and Stockholders' Deficit	$5,027	$9,141

The accompanying notes are an integral part of the financial statements.

ONEPOWER SYSTEMS LTD.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

			For the Period
	For the	For the	August 28, 2009
	year ended	year ended	(inception) to
	November 30,	November 30,	November 30,
	2013	2012	2013

REVENUES	$-	$-	$-

EXPENSES

General and administrative expenses	39,609	10,945	61,490

Net loss	$(39,609)	$(10,945)	$(61,490)

Loss per share of common stock
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares of common stock
Basic and diluted	17,093,400	17,000,000

The accompanying notes are an integral part of the financial statements.

ONEPOWER SYSTEMS LTD.

(A Development Stage Company)

CONDENSED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY

				Deficit
				accumulated
			Additional	during the
	Common stock		Paid-in	development
	Share(s)	Amount	Capital	stage	Total

Balance, August 28, 2009 (Inception)	-	$-	$-	$-	$-

Net loss for the period	-	-	-	(2,696)	(2,696)

Balance, November 30, 2009	-	-	-	(2,696)	(2,696)

Issuance of common stock on January 1, 2010 @ $0.001 per share	2,000,000	2,000	-	-	2,000

Issuance of common stock on May 27, 2010 @ $0.001 per share	4,000,000	4,000	-	-	4,000

Issuance of common stock on August 31, 2010 @ $0.001 per share	3,500,000	3,500	-	-	3,500

Issuance of common stock on September 2, 2010 @ $0.001 per share	5,500,000	5,500	-	-	5,500

Issuance of common stock on October 15, 2010 @ $0.001 per share	2,000,000	2,000	-	-	2,000

Net loss for the period	-	-	-	(5,275)	(5,725)

Balance, November 30, 2010	17,000,000	17,000	-	(7,971)	9,029

Net loss for the period	-	-	-	(2,965)	(2,965)

Balance, November 30, 2011	17,000,000	17,000	-	(10,936)	6,064

Net loss for the period	-	-	-	(10,945)	(10,945)

Balance, November 30, 2012	17,000,000	17,000	-	(21,881)	(4,881)

Balance, November 30, 2012	17,000,000	17,000	-	(21,881)	(4,881)

Issuance of common stock on September 16, 2013 @ $0.055 per share	454,545	455	$24,545	-	25,000
Net loss for the period	-	-	-	(39,609)	(39,609)

Balance, November 30, 2013	17,454,545	$17,455	$24,545	$(61,490)	$(19,490)

The accompanying notes are an integral part of the financial statements.

ONEPOWER SYSTEMS LTD.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

	For the	For the	For the period
	year ended	year ended	August 28, 2009
	November 30,	November 30,	(inception) to
	2013	2012	November 30, 2013

Cash Flows (used in) Operating Activities

Net loss	$(39,609)	$(10,945)	$(61,490)

Adjustments to reconcile net income to net cash
(used in) operating activities

Prepaid expenses	(2,024)	-	(2,024)
Accounts payable and accrued liabilities	495	(2,390)	4,517

Net Cash (used in) Operating Activities	(41,138)	(13,335)	(58,997)

Cash Flows from Financing Activities
Proceeds from sale of common stock	25,000	-	42,000
Proceeds of convertible notes payable	10,000	10,000	20,000

Net Cash provided by Financing Activities	35,000	10,000	62,000

Increase (decrease) in cash	(6,138)	(3,335)	3,003

Cash at beginning of period	9,141	12,476	-

Cash at end of period	$3,003	$9,141	$3,003

Supplemental Information and Non-Monetary Transaction

Interest Paid	$-	$-	$-
Taxes Paid	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

ONEPOWER SYSTEMS LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

November 30, 2013

1.

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

2.

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

The Company has accumulated a deficit of $61,490 since inception August 28, 2009, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

3.

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

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less to be cash equivalents.  The Company had no cash equivalents as of November 30, 2013 and November 30, 2012.

ONEPOWER SYSTEMS LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

November 30, 2013

3.

Summary of principal accounting policies (continued)

Concentration of credit risk

The Company places its cash and cash equivalents with a high credit quality financial institution. The Company maintains United States Dollars at banks in Romania and Switzerland that are not insured. The Company minimizes its credit risks associated with cash by periodically evaluating the credit quality of its primary financial institutions.

Foreign currency translations

The Company is located and operating outside of the United States of America. The functional currency of the Company is the U.S. Dollar.  At the transaction date, each asset, liability, revenue and expense is translated into U.S. dollars by the use of the exchange rate in effect at that date.  At the period end, monetary assets and liabilities are re-measured by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.  Currently, all assets in foreign banks are denominated in U.S. Dollar’s and no foreign exchange translation or gains and losses were recognized.

Income taxes

The Company follows the guideline under ASC Topic 740 “Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Since the Company is in the developmental stage and has losses, no deferred tax asset or income taxes have been recorded in the financial statements.

Fair value measurements

The Company follows the guidelines in ASC Topic 820 “Fair Value Measurements and Disclosures”.  Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

ASC Topic 820, in and of itself, does not require any fair value measurements.  As at November 30, 2013 and 2012, the Company did not have assets or liabilities subject to fair value measurement.

Financial instruments

The Company’s financial instruments consist of cash, accounts payable and accrued liabilities and their carrying values approximate fair value because of their short-term nature.  Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

ONEPOWER SYSTEMS LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

November 30, 2013

3.

Summary of principal accounting policies (continued)

Comprehensive income

The Company has adopted ASC 220 “Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.

For the periods ended November 30, 2013, November 30, 2012 and the period August 28, 2009 (date of inception) through November 30, 2013, there are no reconciling items between the net loss presented in the statements of operations and comprehensive loss as defined by ASC 220 and no comprehensive income is disclosed separately.

Loss per share

The Company reports basic loss per share in accordance with ASC Topic 260 “Earnings Per Share” (“EPS”).  Basic loss per share is based on the weighted average number of common shares outstanding and diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net loss (numerator) applicable to common stockholders by the weighted average number of common shares outstanding (denominator) for the period. There are no potentially dilutive securities outstanding and therefore, diluted earnings per share on not presented.  All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

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

4.

Common stock

On January 1, 2010 the Company authorized issuance of 2,000,000 restricted shares of common stock, at a unit price of $0.001 per share, as part of a Section 4(2) subscription to a director of the Company.  Total proceeds were $2,000.

During the year ended November 30, 2010, the company received $15,000 as part of a private placement for the issuance of 15,000,000 restricted shares of common stock, at a unit price of $0.001 per share.

During the year ended November 30, 2013, the company received $25,000 as part of a private placement for the issuance of 454,545 restricted shares of common stock, at a unit price of $0.055 per share

The Company has not issued any stock options or warrants during the periods ended November 30, 2013 and November 30, 2012, or since inception

There we no non-cash transactions during the period ended November 30, 2013 and November 30, 2012.

5.

Convertible note payable

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

Notes payable as of November 30, 2013 are:

Convertible promissory note payable, dated November 9, 2012 non-interest bearing, due on demand	$10,000
Convertible promissory note payable, dated April 26, 2013 non-interest bearing, due on demand	$10,000
$20,000

The stock of the Company has been sold at $0.055 per share for operations.  The conversion rate of $0.055 creates a zero conversion benefit at current stock prices.  Therefore, no beneficial conversion factor has been recorded

ONEPOWER SYSTEMS LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

November 30, 2013

6.

Income tax

Note 1.

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception.  When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

Note 2.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the twelve-months ended November 30, 2013 and 2012, or during the prior three years applicable under FASB ASC 740.  We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheets.  The Company is in the process of filing appropriate returns for the Company.

The component of the Company’s deferred tax assets as of November 30, 2013 and 2012 are as follows:

	2013	2012
Net operating loss carry forward	$21,521	$7,658
Valuation allowance	(21,521)	(7,658)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the 35% statutory rate to the income tax recorded is as follows:

	2013	2012	Since Inception
Net operating loss carry forward	$13,863	$3,830	$21,521
Valuation allowance	(13,863)	(3,830)	(21,521)
Net deferred tax asset	$-	$-	$-

The Company did not pay any income taxes during the periods ended November 30, 2013 and 2012 and since inception

The net federal operating loss carry forward will expire in 2033 and 2032.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

A. Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, the Company’s principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) for the period covered by this annual report as of our fiscal year end, November 30, 2013. Based on this evaluation, this officer concluded that as of the end of the period, these disclosure controls and procedures were adequate to ensure that the information required to be disclosed by us in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

B. Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in the Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of November 30, 2013 and were subject to material weaknesses.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses in our internal control over financial reporting using the criteria established in the COSO:

1.

Failing to have an audit committee or other independent committee that is independent of management to assess internal control over financial reporting; and

2.

Failing to have a director that qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

C. Changes in Internal Control over Financial Reporting.

During the fiscal year ended November 30, 2013, our internal control over financial reporting was not subject to changes.

Item 9B: Other Information

None.

PART III

ITEM 10. Directors, Executive Officers, and Corporate Governance

Directors, Executive Officers, Promoters and Control Persons

The name, address and position of our present officers and directors are set forth below:

Name	Position(s)
Soha Hamdan	President, Principal Executive Officer, Secretary,
Age: 53	Treasurer, Principal Financial Officer, Principal
Accounting Officer and member of the Board of Directors

Biographical Information and Background of Officer and Director

Ms. Hamdan has acted as OnePower's sole Director and Officer since its inception on August 28, 2009. Since July 2008, Ms. Hamdan has also been providing services as a business consultant for small companies specializing in start up and mezzanine financing and from January 2004 to June 2008 Ms. Hamdan was the executive assistant of the CEO of Ramco Trading and Contracting in Beruit ( a private Lebanese contracting company engaged in the construction industry). Ms. Hamdan intends to devote approximately 25% or 10 hours a week of her business time to the affairs of OnePower.

Code of Ethics

We have not adopted a Code of Ethics that governs the conduct of our officer.

Audit Committee

We do not have a formal audit committee or an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have limited operations, at the present time, we believe the services of a financial expert are not warranted.

ITEM 11. Executive Compensation

The following table sets forth the compensation paid by us for the last three completed fiscal years ending for our officer. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to named executive officers.

EXECUTIVE OFFICER COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Soha Hamdan President	2013	-	-	-	-	-	-	-	-
	2012	-	-	-	-	-	-	-	-
	2011	-	-	-	-	-	-	-	-

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Compensation of Directors

Our sole director is not compensated for his services as a director. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts.

Change of Control

We do not have any pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of November 30, 2013 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Title of Class	Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of class
Common Stock	Soha Hamdan	2,000,000 (1)	11.46%
Common Stock	Directors and officers as a group consisting of one person	2,000,000 (2)	11.46%

1) The percent of class is based on 17,454,545 shares of common stock issued and outstanding    as of the date of this annual report.

Item 13: Certain Relationships and Related Transactions

On November 9, 2012, OnePower issued a promissory note for $10,000 dollars, payable on demand and convertible into 181,818 common shares to its President, Soha Hamdan.  On April 26, 2013, OnePower issued a promissory note for $10,000, payable on demand and convertible into 181,818 common shares to an entity controlled by its President.

Otherwise, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•

Any of our directors or officers;

•

Any person proposed as a nominee for election as a director;

•

Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

•

Our sole promoter, Soha Hamdan;

•

Any relative or spouse of any of the foregoing persons who has the same house as such person;

•

Immediate family members of directors, director nominees, executive  officers and owners of 5% or more of our common stock

Item 14: Principal Accountant Fees and Services

Audit Fees

For the years ended November 30, 2013 and 2012, the aggregate fees billed by Kyle Tingle, CPA, LLC for professional services rendered for the audit of our annual consolidated financial statements and review of our interim financials statements included in quarterly reports in connection with statutory and regulatory filings including registration statements were:

2013	$9,125
2012	$5,687*

* included the fiscal years ended 2012, 2011, and 2010, which were audited concurrently

Audit Related Fees

For the years ended November 30, 2013 and 2012, there were no fees billed for services which are not reported under the caption "Audit Fees" above, was:

2013	Nil
2012	Nil

Tax Fees

For the years ended November 30, 2013 and 2012, there were no fees billed for other non-audit professional services, other than those services listed above, totaled:

2013	Nil
2012	Nil

All Other Fees

For the years ended November 30, 2013 and 2012, there were no other fees for non-audit professional services, other than those services listed above, totaled:

2013	Nil
2012	Nil

* the issuer did not retain Kyle Tingle, CPA, LLC to prepare interim financial statements until subsequent to the completion of the 2012 fiscal year

We do not use Kyle Tingle, CPA, LLC for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Kyle Tingle, CPA, LLC to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Kyle Tingle, CPA, LLC is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•

approved by our board of directors who are capable of analyzing and evaluating financial information; or

•

entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Item 15: Exhibits

The following exhibits are filed as part of this annual report.

Exhibits:
31.1	Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONEPOWER SYSTEMS LTD INC.

Dated: March 3, 2014	By: /s/ Soha Hamdan
Soha Hamdan, President, Chief Executive Officer and Chief Financial Officer