Form 10-Q
period 2014-02-28
OnePower Systems Ltd.
filed 2014-04-10
CIK 1561206

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

or

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

Large accelerated filer	.	Accelerated filer	.

Non-accelerated filer (Do not check if a smaller reporting company)	.	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   X .  No       .

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

17,454,545 shares of common stock are issued and outstanding as of April 4 , 2014.

OnePower Systems Ltd

Condensed Financial Statements

February 28, 2014

PAGES

CONDENSED BALANCE SHEETS

3

CONDENSED STATEMENTS OF OPERATIONS

4

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

5

CONDENSED STATEMENTS OF CASH FLOWS

6

NOTES TO FINANCIAL STATEMENTS

    7 – 8

ONEPOWER SYSTEMS LTD.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	February 28	November 30,
ASSETS	2014	2013
	(Unaudited)

CURRENT ASSETS
Cash	$1,512	$3,003
Prepaid expenses	1,012	2,024

Total Assets	$2,524	$5,027

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$7,787	$4,517
Notes payable, related party	20,000	20,000

Total Current Liabilities	27,787	24,517

STOCKHOLDERS' DEFICIT
Common stock
Par value:$0.001
Authorized 200,000,000 shares; issued
and outstanding 17,454,545 shares	17,455	17,455
Additional paid in capital	24,545	24,545
Deficit accumulated during the development stage	(67,263)	(61,490)

Total Stockholders' Deficit	(25,263)	(19,490)

Total Liabilities and Stockholders' Deficit	$2,524	$5,027

The accompanying notes are an integral part of the condensed financial statements.

ONEPOWER SYSTEMS LTD.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

 (Unaudited)

			For the Period
	For the three	For the three	August 28, 2009
	months ended	months ended	(inception) to
	February 28,	February 28,	February 28,
	2014	2013	2014

REVENUES	$-	$-	$-

EXPENSES

General and administrative
expenses	5,773	4,056	67,263

Net loss and comprehensive loss	$(5,773)	$(4,056)	$(67,263)

Loss per share of common stock
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares of common stock
Basic and diluted	17,454,545	17,000,000

The accompanying notes are an integral part of the condensed financial statements.

ONEPOWER SYSTEMS LTD.

 (A Development Stage Company)

CONDENSED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY

(Unaudited)

				Deficit
				accumulated
			Additional	during the
	Common stock		Paid-in	development
	Share(s)	Amount	Capital	stage	Total

Balance, August 28, 2009 (Inception)	-	$-	$-	$-	$-

Net loss for the period	-	-	-	(2,696)	(2,696)

Balance, November 30, 2009	-	-	-	(2,696)	(2,696)

Issuance of common stock on January 1, 2010 @ $0.001 per share	2,000,000	2,000	-	-	2,000

Issuance of common stock on May 27, 2010 @ $0.001 per share	4,000,000	4,000	-	-	4,000

Issuance of common stock on August 31, 2010 @ $0.001 per share	3,500,000	3,500	-	-	3,500

Issuance of common stock on September 2, 2010 @ $0.001 per share	5,500,000	5,500	-	-	5,500

Issuance of common stock on October 15, 2010 @ $0.001 per share	2,000,000	2,000	-	-	2,000

Net loss for the period	-	-	-	(5,275)	(5,725)

Balance, November 30, 2010	17,000,000	17,000	-	(7,971)	9,029

Net loss for the period	-	-	-	(2,965)	(2,965)

Balance, November 30, 2011	17,000,000	17,000	-	(10,936)	6,064

Net loss for the period	-	-	-	(10,945)	(10,945)

Balance, November 30, 2012	17,000,000	17,000	-	(21,881)	(4,881)

Issuance of common stock on September 16, 2013 @ $0.001 per share	454,545	455	24,545	-	25,000

Net loss for the period	-	-	-	(39,609)	(39,609)

Balance, November 30, 2013	17,454,545	17,455	24,545	(61,490)	(19,490)

Net loss for the period	-	-	-	(5,773)	(5,773)

Balance, February 28, 2014	17,454,545	$17,455	$24,545	$(67,263)	$(25,263)

The accompanying notes are an integral part of the condensed financial statements.

ONEPOWER SYSTEMS LTD.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three	For the three	For the period
	months ended	months ended	August 28, 2009
	February 28,	February 28,	(inception) to
	2014	2013	February 28, 2014

Cash Flows (used in) Operating Activities

Net loss	$(5,773)	$(4,056)	$(67,263)

Adjustments to reconcile net income to net cash
(used in) operating activities

Prepaid expenses	1,012	-	(1,012)
Accounts payable and accrued liabilities	3,270	1,737	7,787

Net Cash (used in) Operating Activities	(1,491)	(2,319)	(60,488)

Cash Flows from Financing Activities
Proceeds from sale of common stock	-	-	42,000
Proceeds of convertible notes payable	-	-	20,000

Net Cash provided by Financing Activities	-	-	62,000

(Decrease) increase in cash	(1,491)	(2,319)	1,512

Cash at beginning of period	3,003	9,141	-

Cash at end of period	$1,512	$6,822	$1,512

Supplemental Information and Non-Monetary Transaction

Interest Paid	$-	$-	$-
Taxes Paid	$-	$-	$-

The accompanying notes are an integral part of the condensed financial statements.

1.

Interim Reporting

While the information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  These interim financial statements follow the same accounting policies and methods of their application as the Company’s November 30, 2013 annual financial statements.  All adjustments are of a normal recurring nature.  It is suggested that these interim financial statements be read in conjunction with the Company’s November 30, 2013 annual financial statements.

Operating results for the three months ended February 28, 2014 are not necessarily indicative of the results that can be expected for the year ended November 30, 2014.

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

The Company has accumulated a deficit of $67,263 since inception August 28, 2009, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

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

During the year ended November 30, 2013, the company received $25,000 as part of a private placement for the issuance of 454,545 restricted shares of common stock, at a unit price of $0.001 per share

The Company has not issued any stock options or warrants during the periods ended February 28, 2014 and February 28, 2013, or since inception

There we no non-cash transactions during the period ended February 28, 2014 and February 28, 2013.

6.

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

Notes payable as of February 28, 2014 are:

Convertible promissory note payable, dated November 9, 2012 non-interest bearing, due on demand	$10,000

Convertible promissory note payable, dated April 26, 2013 non-interest bearing, due on demand	10,000
$20,000

The stock of the Company has been sold at $0.055 per share for operations.  The conversion rate of $0.055 creates a zero conversion benefit at current stock prices.  Therefore, no beneficial conversion factor has been recorded.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

OnePower Systems Ltd. was incorporated under the laws of the State of Nevada, U.S. on August 28, 2009.  Our registration statement on Form S-1 was filed with the Securities and Exchange Commission was declared effective on May 21, 2013.

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

Three-month Period Ended February 28, 2014 Compared to the Three-month Period Ended February 28, 2013.

Our net loss for the three-month period ended February 28, 2014 was $5,723 (2013: $4,056), which consisted of general and administration expenses.  We did not generate any revenue during either three-month period in fiscal 2014 or 2013. The increase in expenses in the current fiscal year relate to accounting, audit, and legal fees that we have incurred in connection with the filing of our statements on Form 10-K with the Securities & Exchange Commission.

The weighted average number of shares outstanding was 17,454,545 for the three-month period ended February 28, 2014 and 17,000,000 for the three-month period ended February 28, 2013.

LIQUIDITY AND CAPITAL RESOURCES

As at February 28, 2014, our current assets were $2,524 compared to $5,027in current assets at November 30, 2013. As of February 28, 2014, our current liabilities were $27,787 compared to $24,517 at November 30, 2013. Current liabilities at February 28, 2014 were comprised of $20,000 in loans payable to our director and $7,787 in accounts payable.

Stockholders’ deficit increased from $19,490 as of November 30, 2013 to $25,263 as of February 28, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three-month period ended February 28, 2014, net cash flows used in operating activities were $1,491 consisting of a net loss of $5,773,  prepaid expenses of $1,012 and $3,270 in accounts payable and accrued liabilities. For the three-month period ended February 28, 2013, net cash flows used in operating activities were $2,319 consisting  of a net loss of $4,056,  $1,737 in  accounts payable. Net cash flows used in operating activities were $60,488 for the period from our incorporation on August 28, 2009 to February 28, 2014.

Cash Flows from Financing Activities

We have financed our operations primarily from either the issuance of our shares of common stock or from director loans. For the three-month period ended February 28, 2014, we realized $nil in net cash. We did not generate any cash from financing activities in the comparative period in fiscal 2013. For the period from our incorporation on August 28, 2009 to February 28, 2014, net cash provided by financing activities was $62,000 received from proceeds from issuance of common stock ($42,000) and from a director loan ($20,000).

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

OnePower has budgeted $100,000 for this phase and expects it to take five months to complete, with completion expected within the first five months of OnePower’s plan of operation.  This phase can be fully implemented with a minimum financing of $186,000.  However, the implementation of this phase and the other phases of OnePower’s plan of operation will depend on whether OnePower  can raise the required funds.  As of February 28, 2014, OnePower had only raised $25,000 and has subsequently deregistered its offering.  OnePower intends to finance the balance of its plan of operation through equity and debt financing.

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

GOING CONCERN

The independent auditors’ report accompanying our November 30, 2013 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended February 28, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

OnePower has used the proceeds to pay for some of the expenses of the Form S-1 offering including legal, accounting, and transfer agent fees

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

ONEPOWER SYSTEMS LTD.
Dated: April 2, 2014	By: /s/ Soha Hamdan
Soha Hamdan, President and Chief Executive Officer and Chief Financial Officer