Form 10-Q
period 2014-08-31
OnePower Systems Ltd.
filed 2014-10-14
CIK 1561206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

OR

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

17,454,545 shares of common stock are issued and outstanding as of October 9, 2014.

OnePower Systems Ltd

Condensed Financial Statements

August 31, 2014

ONEPOWER SYSTEMS LTD.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	August 31,	November 30,
ASSETS	2014	2013
	(Unaudited)
CURRENT ASSETS
Cash	$9,536	$3,003
Prepaid expenses	−	2,024

Total Assets	$9,536	$5,027

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,417	$4,517
Notes payable, related party	40,000	20,000

Total Current Liabilities	42,417	24,517

STOCKHOLDERS' DEFICIT
Common stock
Par value:$0.001
Authorized 200,000,000 shares; issued and outstanding 17,454,545 shares	17,455	17,455
Additional paid in capital	24,545	24,545
Deficit accumulated during the development stage	(74,881)	(61,490)

Total Stockholders' Deficit	(32,881)	(19,490)

Total Liabilities and Stockholders' Deficit	$9,536	$5,027

The accompanying notes are an integral part of the condensed financial statements.

ONEPOWER SYSTEMS LTD.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

										For the Period
		For the three		For the three		For the nine		For the nine		August 28, 2009
		months ended		months ended		months ended		months ended		(inception) to
		August 31,		August 31,		August 31,		August 31,		August 31,
		2014		2013		2014		2013		2014

REVENUES	$	−	$	−	$	−	$	−	$	−

EXPENSES

General and administrative
expenses		3,775		6,121		13,391		14,501		74,881

Net loss		$(3,775)		$(6,121)		$(13,391)		$(14,501)		$(74,881)

Loss per share of common stock
Basic and diluted		$(0.00)		$(0.00)		$(0.00)		$(0.00)

Weighted average shares of common stock
Basic and diluted		17,454,545		17,000,000		17,454,545		17,000,000

The accompanying notes are an integral part of the condensed financial statements.

ONEPOWER SYSTEMS LTD.

(A Development Stage Company)

CONDENSED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY

(Unaudited)

							Deficit
							accumulated
					Additional		during the
	Common stock				Paid-in		development
	Share(s)		Amount		Capital		stage		Total

Balance, August 28, 2009 (Inception)	−	$	−	$	−	$	−	$	−

Net loss for the period	−		−		−		(2,696)		(2,696)

Balance, November 30, 2009	−		−		−		(2,696)		$(2,696)

Issuance of common stock on January 1, 2010 @ $0.001 per share	2,000,000		2,000		−		−		2,000

Issuance of common stock on May 27, 2010 @ $0.001 per share	4,000,000		4,000		−		−		4,000

Issuance of common stock on August 31, 2010 @ $0.001 per share	3,500,000		3,500		−		−		3,500

Issuance of common stock on September 2, 2010 @ $0.001 per share	5,500,000		5,500		−		−		5,500

Issuance of common stock on October 15, 2010 @ $0.001 per share	2,000,000		2,000		−		−		2,000

Net loss for the period	−		−		−		(5,275)		(5,725)

Balance, November 30, 2010	17,000,000		17,000		−		(7,971)		9,029

Net loss for the period	−		−		−		(2,965)		(2,965)

Balance, November 30, 2011	17,000,000		17,000		−		(10,936)		6,064

Net loss for the period	−		−		−		(10,945)		(10,945)

Balance, November 30, 2012	17,000,000		17,000		−		(21,881)		(4,881)

Issuance of common stock on September 16, 2013 @ $0.055 per share	454,545		455		24,545		−		25,000
Net loss for the period	−		−		−		(39,609)		(39,609)

Balance, November 30, 2013	17,454,545		$17,455		$24,545		$(61,490)		$(19,490)

Net loss for the period	−		−		−		(13,391)		(13,391)

Balance, August 31, 2014	17,454,545		$17,455		$24,545		$(74,881)		$(32,881)

The accompanying notes are an integral part of the condensed financial statements.

ONEPOWER SYSTEMS LTD.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

		For the nine		For the nine		For the period August 28, 2009
		months ended		months ended		(inception) to
		August 31,		August 31,		August 31,
		2014		2013		2014
Cash Flows (used in) Operating Activities

Net loss		$(13,391)		$(14,501)		$(74,881)

Adjustments to reconcile net income to net cash(used in) operating activities

Prepaid expenses		2,024		(1,155)		−
Accounts payable and accrued liabilities		(2,100)		106		2,417

Net Cash (used in) Operating Activities		(13,467)		(15,550)		(72,464)

Net Cash from Investing Activities		−		−		−

Cash Flows from Financing Activities
Proceeds from sale of common stock		−		−		42,000
Proceeds of convertible notes payable		20,000		10,000		40,000

Net Cash provided by Financing Activities		20,000		10,000		82,000

(Decrease) increase in cash		6,533		(5,550)		9,536

Cash at beginning of period		3,003		9,141		−

Cash at end of period		$9,536		$3,591		$9,536

Supplemental Information and Non-Monetary Transaction

Interest Paid	$	−	$	−	$	−
Taxes Paid	$	−	$	−	$	−

The accompanying notes are an integral part of the condensed financial statements.

ONEPOWER SYSTEMS LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2014

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

Operating results for the nine months ended August 31, 2014 are not necessarily indicative of the results that can be expected for the year ended November 30, 2014.

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

The Company has accumulated a deficit of $74,881 since inception August 28, 2009, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

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

August 31, 2014

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

Recently issued accounting pronouncements

In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915), Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, "Consolidation” (“ASU 2014-10”). The amendments in ASU 2014-10 remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from accounting principles generally accepted in the United States of America (“U.S. GAAP”). In addition, the amendments eliminate the requirements for development stage entities to: (i) present inception-to-date information in the statements of income, cash flows, and shareholder equity; (ii) label the financial statements as those of a development stage entity; (iii) disclose a description of the development stage activities in which the entity is engaged; and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The presentation and disclosure requirements in ASC Topic 915, "Development Stage Entities" are no longer required for interim and annual reporting periods beginning after December 15, 2014. The revised consolidation standards will take effect in annual periods beginning after December 15, 2015, however, early adoption is permitted. The Company has elected not to early adopt the provisions of ASU 2014-10 for these unaudited condensed financial statements.

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

During the year ended November 30, 2013, the company received $25,000 as part of a private placement for the issuance of 454,545 restricted shares of common stock, at a unit price of $0.055 per share

The Company has not issued any stock options or warrants during the periods ended August 31, 2014 and August 31, 2013, or since inception

There were no non-cash transactions during the period ended August 31, 2014 and August 31, 2013.

ONEPOWER SYSTEMS LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2014

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

Notes payable as of August 31, 2014 are:

Convertible promissory note payable, dated November 9, 2012 non-interest bearing, due on demand	$10,000

Convertible promissory note payable, dated April 26, 2013 non-interest bearing, due on demand	10,000

Convertible promissory note payable, dated March 28, 2014 non-interest bearing, due on demand	20,000
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

Nine-month Period Ended August 31, 2014 Compared to the Nine-month Period Ended August 31, 2013.

Our net loss for the nine-month period ended August 31, 2014 was $13,391 (2013: $14,501), which consisted of general and administration expenses. We did not generate any revenue during either nine-month period in fiscal 2014 or 2013. The increase in expenses in the current fiscal year relate to accounting, audit, and legal fees that we have incurred in connection with the filing of our registration statement on Form S-1 and interim statements on Form 10-Q with the Securities & Exchange Commission.

The weighted average number of shares outstanding was 17,454,545 for the nine-month periods ended August 31, 2014 (2013:17,000,000).

Three-month Period Ended August 31, 2014 Compared to the Three-month Period Ended August 31, 2013.

Our net loss for the three-month period ended August 31, 2014 was $3,775 (2013: $6,121), which consisted of general and administration expenses. We did not generate any revenue during either three-month period in fiscal 2014 or 2013. The increase in expenses in the current fiscal year relate to accounting, audit, and legal fees that we have incurred in connection with the filing of our required statements on Form 10-Q with the Securities & Exchange Commission.

The weighted average number of shares outstanding was 17,454,545 for the three-month periods ended August 31, 2014 (2013:17,000,000).

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2014, our current assets were $9,536 compared to $5,027 in current assets at November 30, 2013. As of August 31, 2014, our current liabilities were $42,417 compared to $24,517 at November 30, 2013. Current liabilities at August 31, 2014 were comprised of $40,000 in loans payable to our director and $2,417 in accounts payable.

Stockholders’ deficit increased from $19,490 as of November 30, 2013 to $32,881 as of August 31, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine-month period ended August 31, 2014, net cash flows used in operating activities were $13,467 consisting of a net loss of $13,391, an decrease in prepaid expenses of $2,024 and increase of $2,100 in accounts payable and accrued liabilities. For the nine-month period ended August 31, 2013, net cash flows used in operating activities were $15,550 consisting of a net loss of $14,501 and an increase in $106 in accounts payable and accrued liabilities and an increase in prepaid expenses of $1,155. Net cash flows used in operating activities were $72,464 for the period from our incorporation on August 28, 2009 to August 31, 2014.

Cash Flows from Financing Activities

We have financed our operations primarily from either the issuance of our shares of common stock or loans from our director loans. For the nine-month period ended August 31, 2014, we realized $20,000 in net cash from a loan from our director. We generated $10,000 net cash from financing activities in the comparative period in fiscal 2013. For the period from our incorporation on August 28, 2009 to August 31, 2014, net cash provided by financing activities was $82,000 received from proceeds from issuance of common stock ($42,000) and from a director loan ($40,000).

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

OnePower has budgeted $100,000 for this phase and expects it to take five months to complete, with completion expected within the first five months of OnePower’s plan of operation. This phase can be fully implemented with a minimum financing of $186,000. However, the implementation of this phase and the other phases of OnePower’s plan of operation will depend on whether OnePower can raise the required funds. As of August 31, 2014, OnePower had only raised $25,000 and has subsequently deregistered its offering. OnePower intends to finance the balance of its plan of operation through equity and debt financing.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended August 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ONEPOWER SYSTEMS LTD.
Dated: October 9, 2014	By: /s/ Soha Hamdan
Soha Hamdan, President and Chief Executive Officer and Chief Financial Officer