Form 10-K
period 2014-11-30
OnePower Systems Ltd.
filed 2015-03-05
CIK 1561206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X .  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2014

      .  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-185176

ONEPOWER SYSTEMS LTD .

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

As of March 4, 2015, the registrant had 15,454,545 shares of voting common stock that were held by non-affiliates. Based on the last sales price of the registrant’s common stock of $0.055, these non-affiliate shares have an aggregate market value of $850,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 4, 2015, the registrant had 17,454,545 shares of common stock with par value $0.001 issued and outstanding.

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

An electronic bill delivery and payment service is the process of presenting an exact or enhanced replication of an invoice or statement electronically, for direct delivery to the end-user's desktop via either the Internet or a private network. As of the effective date of this filing OnePower has not yet developed a prototype of its product.

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

*

Facilitating customized bill presentment, marketing and promotion by working closely with the utility to help them develop and maximize this new medium of direct customer contact.

*

Setup costs for registering new consumers.

*

Analysis of billing data to enhance targeted marketing initiatives and customer profiles.

*

Online access to company and billing information through hosting web content thus providing better customer service and data access.

*

Advertising & Promotion - reduction of paper stuffers.

*

Transaction Fee

The transaction fee will be assigned per bill processed. This will be $0.40 per transaction. This fee is meant to include the incremental value to the biller per transaction, including:

*

Accounts Receivables Reduction

*

Printing/Paper savings

*

Postage savings

*

Handling of paid bills, data entry

*

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

Results of Operations

We have not earned any revenue from our incorporation on August 28, 2009 to November 30, 2014.

During the fiscal year ended November 30, 2014, we incurred net losses of $16,895 consisting of general and administrative expenses. Compared to our net losses in fiscal 2013 of $39,609, our losses in the current fiscal year were significantly lower due to higher general and administrative expenses that we incurred in connection with our preparation and filing of a registration statement on Form S-1 with the Securities & Exchange Commission in 2013 and lower costs for compliance only.

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

Liquidity And Capital Resources

As of November 30, 2014, our current assets consisted of $4,746 in cash with total liabilities of $41,131, which consisted of convertible promissory notes of $40,000 and accounts payable and accrued liabilities of $1,131. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended November 30, 2014, net cash flows used in operating activities were ($18,257) consisting of our net loss for the period, adjusted for expensing prepaid expenses and payment of accounts payable.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments.   For the fiscal year ended November 30, 2014, net cash from financing activities was $20,000, which consisted of a convertible promissory note.

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

*

The utility company must provide access to its systems and data files for the purpose of merging with the OP System.

*

The utility company must share personnel and industry knowledge with OnePower.

*

OnePower must provide a server and a site to test the OP System with the utility company's system.

*

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

Going Concern

The independent auditors' report accompanying our November 30, 2014 and 2013 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8: Financial Statements and Supplementary Data

OnePower Systems Ltd

Financial Statements

November 30, 2014

November 30, 2013

PAGES

BALANCE SHEETS

F-3

STATEMENTS OF OPERATIONS

F-4

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

F-5

STATEMENTS OF CASH FLOWS

F-6

NOTES TO FINANCIAL STATEMENTS

    F-7 – F-10

Kyle L. Tingle CPA, LLC
PERSONAL FINANCIAL PLANNING,
BUSINESS SERVICES & TAX PLANNING

Report of Independent Registered Public Accounting Firm

To the Board of Directors
OnePower Systems, Inc.
New Shalileh, Kesserwan
Lebanon

We have audited the accompanying balance sheets of OnePower Systems, Ltd. (A Development Stage Company) as of November 30, 2014 and 2013 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and the period August 28, 2009 (inception) through November 30, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OnePower Systems, Ltd. (A Development Stage Company) as of November 30, 2014 and 2013 and the results of its operations and cash flows for the years then ended and the period August 28, 2009 (inception) through November 30, 2014, in conformity with U.S. generally accepted accounting principles.

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

February 20, 2015
Las Vegas, Nevada

3145 E. Warm Springs Road • Suite 200 • Las Vegas, Nevada 89120 • PHONE: (702) 450-2200 • FAX: (702) 436-4218
E-MAIL: ktingle@kyletinglecpa.com

ONEPOWER SYSTEMS LTD.

BALANCE SHEETS

	November 30,	November 30,
ASSETS	2014	2013

CURRENT ASSETS
Cash	$4,746	$3,003
Prepaid expenses	-	2,024

Total Assets	$4,746	$5,027

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,131	$4,517
Notes payable, related party	40,000	20,000

Total Current Liabilities	41,131	24,517

STOCKHOLDERS' DEFICIT
Common stock Par value:$0.001 Authorized 200,000,000 shares; issued and outstanding 17,454,545 shares	17,455	17,455
Additional paid in capital	24,545	24,545
Accumulated deficit	(78,385)	(61,490)

Total Stockholders' Deficit	(36,385)	(19,490)

Total Liabilities and Stockholders' Deficit	$4,746	$5,027

The accompanying notes are an integral part of the financial statements.

ONEPOWER SYSTEMS LTD.
STATEMENTS OF OPERATIONS

	For the	For the
	year ended	year ended
	November 30,	November 30,
	2014	2013

REVENUES	$-	$-

EXPENSES

General and administrative
expenses	16,895	39,609

Net loss	$(16,895)	$(39,609)

Loss per share of common stock
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares of common stock
Basic and diluted	17,454,545	17,093,400

The accompanying notes are an integral part of the financial statements.

ONEPOWER SYSTEMS LTD

STATEMENT OF STOCKHOLDER’S (DEFICIT) EQUITY

	Common stock		Additional Paid-in	Accumulated
	Share(s)	Amount	Capital	Deficit	Totals
Balance, November 30, 2012	17,000,000	$17,000	$-	$(21,881)	$(4,881)

Issuance of common stock on September 16, 2013 @ $0.001 per share	454,545	455	24,545	-	25,000

Net loss for the period	-	-	-	(39,609)	(39,609)

Balance, November 30, 2013	17,454,545	17,455	24,545	(61,490)	(19,490)

Net loss for the period	-	-	-	(16,895)	(16,895)

Balance, November 30, 2014	17,454,545	$17,455	$24,545	$(78,385)	$(36,385)

The accompanying notes are an integral part of the financial statements.

ONEPOWER SYSTEMS LTD.
STATEMENTS OF CASH FLOWS

	For the	For the
	year ended	year ended
	November 30,	November 30,
	2014	2013

Cash Flows (used in) Operating Activities

Net loss	$(16,895)	$(39,609)

Adjustments to reconcile net income to net cash
(used in) operating activities

Prepaid expenses	2,024	(2,024)
Accounts payable and accrued liabilities	(3,386)	495

Net Cash (used in) Operating Activities	(18,257)	(41,138)

Net Cash from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from sale of common stock	-	25,000
Proceeds of convertible notes payable	20,000	10,000

Net Cash provided by Financing Activities	20,000	35,000

Increase (decrease) in cash	1,743	(6,138)

Cash at beginning of period	3,003	9,141

Cash at end of period	$4,746	$3,003

Supplemental Information and Non-Monetary Transaction

Interest Paid	$-	$-
Taxes Paid	$-	$-

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

The Company has accumulated a deficit of $78,385 since inception August 28, 2009, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

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

Cash and cash equivalents

The Company considers all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less to be cash equivalents.  The Company had no cash equivalents as of November 30, 2014 and November 30, 2013.

Concentration of credit risk

The Company places its cash and cash equivalents with a high credit quality financial institution. The Company maintains United States Dollars at banks in Romania and Switzerland that are not insured. The Company minimizes its credit risks associated with cash by periodically evaluating the credit quality of its primary financial institutions.

3.

Summary of principal accounting policies (continued)

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

ASC Topic 820, in and of itself, does not require any fair value measurements.  As at November 30, 2014 and 2013, the Company did not have assets or liabilities subject to fair value measurement.

3.

Summary of principal accounting policies (continued)

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

For the periods ended November 30, 2014, November 30, 2013 and the period August 28, 2009 (date of inception) through November 30, 2014, there are no reconciling items between the net loss presented in the statements of operations and comprehensive loss as defined by ASC 220 and no comprehensive income is disclosed separately.

Recently issued accounting pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB “) issued Accounting Standards Update (“ASU”) No. 2014-10 “Development Stage Entities. (Topic 915), Elimination of Certain Financial Reporting Requirements. The amendments in ASU 2014-10 remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from accounting principles generally accepted in the United States of America (“U.S. GAAP”). In addition,  the amendments eliminate  the requirements for development stage entities to: (i) present inception-to-date information in the statements of income,  cash flows, and shareholder equity; (ii) label the financial statements  as those  of a development  stage entity; (iii) disclose a description  of the development  stage activities in which the entity is engaged; and (iv) disclose in the first year in which the entity is no longer  a development  stage entity that in prior years it had been in the development stage. The presentation and disclosure requirements in ASC Topic 915, "Development Stage Entities" are no longer required for interim and annual reporting periods beginning after December 15, 2014. The revised consolidation standards will take effect in annual periods beginning after December 15, 2015, however, early adoption is permitted. The Company has elected to early adopt the provisions of ASU 2014-10 for these financial statements.

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

During the year ended November 30, 2013, the company received $25,000 as part of a private placement for the issuance of 454,545 restricted shares of common stock, at a unit price of $0.055 per share

The Company has not issued any stock options or warrants during the periods ended November 30, 2014 and November 30, 2013, or since inception

There were no non-cash transactions during the period ended November 30, 2014 and November 30, 2013.

5.

Convertible Notes Payable

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

Notes payable as of November 30, 2014 are:

Convertible promissory note payable, dated November 9, 2012 non-interest bearing, due on demand	$10,000

Convertible promissory note payable, dated April 26, 2013 non-interest bearing, due on demand	10,000

Convertible promissory note payable, dated March 28, 2014 non-interest bearing, due on demand	20,000

$40,000

The stock of the Company has been sold at $0.055 per share for operations.  The conversion rate of $0.055 creates a zero conversion benefit at current stock prices.  Therefore, no beneficial conversion factor has been recorded. No demand has been made for repayment of any of the notes payable.

6.

Income Taxes

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the twelve-months ended November 30, 2014 and 2013, or during the prior three years applicable under FASB ASC 740.  We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheets.  The Company is in the process of filing appropriate returns for the Company.

The component of the Company’s deferred tax assets as of November 30, 2014 and 2013 are as follows:

	2014	2013
Net operating loss carry forward	$27,435	$21,521
Valuation allowance	(27,435)	(21,521)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the 35% statutory rate to the income tax recorded is as follows:

	2014	2013
Net operating loss carry forward	$5,913	$13,863
Valuation allowance	(5,913)	(13,863)
Net deferred tax asset	$-	$-

The Company did not pay any income taxes during the periods ended November 30, 2014 and 2013 and since inception.

The net federal operating loss carry forward will expire in 2034 and 2033.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9: Controls and Procedures

A. Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, the Company’s principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) for the period covered by this annual report as of our fiscal year end, November 30, 2014. Based on this evaluation, this officer concluded that as of the end of the period, these disclosure controls and procedures were adequate to ensure that the information required to be disclosed by us in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of November 30, 2014 and were subject to material weaknesses.

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

C. Changes in Internal Control over Financial Reporting.

During the fiscal year ended November 30, 2014, our internal control over financial reporting was not subject to changes.

Item 9B: Other Information

None.

PART III

ITEM 10. Directors, Executive Officers, and Corporate Governance

Directors, Executive Officers, Promoters and Control Persons

 The name, address and position of our present officers and directors are set forth below:

Name	Position(s)
Soha Hamdan Age: 54	President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer and member of the Board of Directors.

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

EXECUTIVE OFFICER COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Soha Hamdan President	2014	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0

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

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of November 30, 2014 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

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

Otherwise, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

*

Any of our directors or officers;

*

Any person proposed as a nominee for election as a director;

*

Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

*

Our sole promoter, Soha Hamdan;

*

Any relative or spouse of any of the foregoing persons who has the same house as such person;

*

Immediate family members of directors, director nominees, executive officers and owners of 5% or more of our common stock

Item 14: Principal Accountant Fees and Services

Audit Fees

For the years ended November 30, 2014 and 2013, the aggregate fees billed by Kyle Tingle, CPA, LLC for professional services rendered for the audit of our annual consolidated financial statements and review of our interim financials statements included in quarterly reports in connection with statutory and regulatory filings including registration statements were:

2014	$9,100
2013	$9,125

Audit Related Fees

For the years ended November 30, 2014 and 2013, there were no fees billed for services which are not reported under the caption "Audit Fees" above, was:

2014	Nil
2013	Nil

Tax Fees

For the years ended November 30, 2014 and 2013, there were no fees billed for other non-audit professional services, other than those services listed above, totaled:

2014	Nil
2013	Nil

All Other Fees

For the years ended November 30, 2014 and 2013, there were no other fees for non-audit professional services, other than those services listed above, totaled:

2014	Nil
2013	Nil

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

*

approved by our board of directors who are capable of analyzing and evaluating financial information; or

*

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

ONEPOWER SYSTEMS LTD INC.
Dated: March 4, 2015	By: /s/ Soha Hamdan
Soha Hamdan, President, Chief Executive Officer and Chief Financial Officer