Form 10-Q
period 2015-02-28
OnePower Systems Ltd.
filed 2015-04-17
CIK 1561206

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  X   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X   No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

17,454,545 shares of common stock are issued and outstanding as of April 13, 2015.

OnePower Systems Ltd

Condensed Financial Statements

February 28, 2015

PAGES

CONDENSED BALANCE SHEETS	3

CONDENSED STATEMENTS OF OPERATIONS	4

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT	5

CONDENSED STATEMENTS OF CASH FLOWS	6

NOTES TO FINANCIAL STATEMENTS	7-8

ONEPOWER SYSTEMS LTD.

CONDENSED BALANCE SHEETS

	February 28,	November 30
ASSETS	2015	2014
	(Unaudited)

CURRENT ASSETS
Cash	$3,750	$4,746

Total Assets	$3,750	$4,746

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$5,131	$1,131
Notes payable, related party	40,000	40,000

Total Current Liabilities	45,131	41,131

STOCKHOLDERS' DEFICIT
Common stock
Par value:$0.001
Authorized 200,000,000 shares; issued
and outstanding 17,454,545 shares	17,455	17,455
Additional paid in capital	24,545	24,545
Deficit accumulated during the development stage	(83,381)	(78,385)

Total Stockholders' Deficit	(41,381)	(36,385)

Total Liabilities and Stockholders' Deficit	$3,750	$4,746

The accompanying notes are an integral part of the financial statements

ONEPOWER SYSTEMS LTD.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the three	For the three
	months ended	months ended
	February 28,	February 28,
	2015	2014

REVENUES	$-	$-

EXPENSES

General and administrative expenses	4,996	5,773

Net loss	$(4,996)	$(5,773)

Loss per share of common stock
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares of common stock
Basic and diluted	17,454,545	17,454,545

The accompanying notes are an integral part of the financial statements

ONEPOWER SYSTEMS LTD

CONDENSED STATEMENT OF STOCKHOLDER’S (DEFICIT) EQUITY

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Share(s)	Amount	Capital	Deficit	Total

Balance, November 30, 2012	17,000,000	$17,000	$-	$(21,881)	$(4,881)

Issuance of common stock on September 16, 2013 @ $0.001 per share	454,545	455	24,545	-	25,000
Net loss for the period	-	-	-	(39,609)	(39,609)

Balance, November 30, 2013	17,454,545	17,455	24,545	(61,490)	(19,490)

Net loss for the period	-	-	-	(16,895)	(16,895)

Balance, November 30, 2014	17,454,545	17,455	24,545	(78,385)	(36,385)

Net loss for the period	-	-	-	(4,996)	(4,996)

Balance, February 28, 2015	17,454,545	$17,455	$24,545	$(83,381)	$(41,381)

The accompanying notes are an integral part of the financial statements

ONEPOWER SYSTEMS LTD.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the three	For the three
	months ended	months ended
	February 28,	February 28,
	2015	2014

Cash Flows (used in) Operating Activities

Net loss	$(4,996)	$(5,773)

Adjustments to reconcile net income to net cash
(used in) operating activities

Prepaid expenses	-	(1,012)
Accounts payable and accrued liabilities	(4,000)	3,270

Net Cash (used in) Operating Activities	(996)	(1,491)

Net Cash from Investing Activities	-	-

Cash Flows from Financing Activities

Net Cash provided by Financing Activities	-	-

(Decrease) increase in cash	(996)	(1,491)

Cash at beginning of period	4,746	3,003

Cash at end of period	$3,750	$1,512

Supplemental Information and Non-Monetary Transaction

Interest Paid	$-	$-
Taxes Paid	$-	$-

The accompanying notes are an integral part of the financial statements

ONEPOWER SYSTEMS LTD.

NOTES TO THE FINANCIAL STATEMENTS

February 28, 2015

1.

Interim Reporting

While the information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  These interim financial statements follow the same accounting policies and methods of their application as the Company’s November 30, 2014 annual financial statements.  All adjustments are of a normal recurring nature.  It is suggested that these interim financial statements be read in conjunction with the Company’s November 30, 2014 annual financial statements.

Operating results for the three months ended February 28, 2015 are not necessarily indicative of the results that can be expected for the year ended November 30, 2015.

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

The Company has accumulated a deficit of $83,381 since inception August 28, 2009, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

4.

Summary of principal accounting policies

A summary of the significant accounting policies applied in the presentation of the accompanying financial statements follows:

Basis of presentation

The accompanying financial statements are stated in US dollars and have been prepared in accordance with generally accepted accounting principles in the United States of America.

ONEPOWER SYSTEMS LTD.

NOTES TO THE FINANCIAL STATEMENTS

February 28, 2015

4.

Summary of principal accounting policies (continued)

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

5.

Common stock

The Company has not issued any stock options or warrants during the periods ended February 28, 2015 and February 28, 2014, or since inception

There were no non-cash transactions during the period ended February 28, 2015 and February 28, 2014.

6.

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

Notes payable as of February 28, 2015 are:

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

Three-month Period Ended February 28, 2015 Compared to the Three-month Period Ended February 28, 2014.

Our net loss for the three-month period ended February 28, 2015 was $4,996 (2014: $5,773), which consisted of general and administration expenses.  We did not generate any revenue during either three-month period in fiscal 2015 or 2014. The decrease in expenses in the current fiscal year relate to accounting, audit, and legal fees that we have incurred in connection with the filing of our statements on Form 10-K with the Securities & Exchange Commission.

The weighted average number of shares outstanding was 17,454,545 for the three-month period ended February 28, 2015 and 17,454,545 for the three-month period ended February 28, 2014.

LIQUIDITY AND CAPITAL RESOURCES

As at February 28, 2015, our current assets were $3,750 compared to $4,746 in current assets at November 30, 2014. As of February 28, 2015, our current liabilities were $45,131 compared to $41,131 at November 30, 2014. Current liabilities at February 28, 2015 were comprised of $40,000 in loans payable to our director and $5,131 in accounts payable.

Stockholders’ deficit increased from $36,385 as of November 30, 2014 to $41,381 as of February 28, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three-month period ended February 28, 2015, net cash flows used in operating activities were $996 consisting of a net loss of $4,996,  and $4,000 in accounts payable and accrued liabilities. For the three-month period ended February 28, 2014, net cash flows used in operating activities were $1,491 consisting  of a net loss of $5,773, prepaid expenses of $1,012  $3,270 in  accounts payable.

Cash Flows from Financing Activities

We have financed our operations primarily from either the issuance of our shares of common stock or from director loans. For the three-month period ended February 28, 2015, we realized $nil in net cash. We did not generate any cash from financing activities in the comparative period in fiscal 2014.

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

Phase 1-Develop a prototype version of the OP System (5 months)

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

OnePower has budgeted $100,000 for this phase and expects it to take five months to complete, with completion expected within the first five months of OnePower’s plan of operation.  This phase can be fully implemented with a minimum financing of $186,000. However, the implementation of this phase and the other phases of OnePower’s plan of operation will depend on whether OnePower can raise the required funds.  As of February 28, 2015, OnePower had only raised $25,000 and has subsequently deregistered its offering.  OnePower intends to finance the balance of its plan of operation through equity and debt financing.

Phase 2–Identify and establish relationship with utility company (6 months)

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

Phase 3–Market the OP System to Middle Eastern utility companies (6 months)

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

Phase 4–Roll out the OP System (6 months)

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

GOING CONCERN

The independent auditors’ report accompanying our November 30, 2014 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended February 28, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.
101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONEPOWER SYSTEMS LTD.

Dated: April 13, 2015	By: /s/ Soha Hamdan
Soha Hamdan, President and Chief Executive Officer and Chief Financial Officer