Form 10-Q
period 2015-05-31
OnePower Systems Ltd.
filed 2015-07-14
CIK 1561206

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

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

17,454,545 shares of $0.001 par value common stock are issued and outstanding as of July 10, 2015.

OnePower Systems Ltd

Condensed Financial Statements

 May 31, 2015

PAGES

CONDENSED BALANCE SHEETS

3

CONDENSED STATEMENTS OF OPERATIONS

4

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

5

CONDENSED STATEMENTS OF CASH FLOWS

6

NOTES TO FINANCIAL STATEMENTS

    7 – 8

ONEPOWER SYSTEMS LTD.

CONDENSED BALANCE SHEETS

	May 31,	November 30
ASSETS	2015	2014
	(Unaudited)
CURRENT ASSETS
Cash	$128	$4,746

Total Assets	$128	$4,746

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,307	$1,131
Notes payable, related party	40,000	40,000

Total Current Liabilities	44,307	41,131

STOCKHOLDERS' DEFICIT
Common stock Par value:$0.001 Authorized 200,000,000 shares; issued and outstanding 17,454,545 shares at May 31, 2015 and November 30, 2014	17,455	17,455
Additional paid in capital	24,545	24,545
Accumulated deficit stage	(86,179)	(78,385)

Total Stockholders' Deficit	(44,179)	(36,385)

Total Liabilities and Stockholders' Deficit	$128	$4,746

The accompanying notes are an integral part of the financial statements

ONEPOWER SYSTEMS LTD.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	May 31,	May 31,	May 31,	May 31,
	2015	2014	2015	2014

REVENUES	$-	$-	$-	$-

EXPENSES

General and administrative expenses	2,798	3,844	7,794	9,616

Net loss	$(2,798)	(3,844)	(7,794)	$(9,616)

Loss per share of common stock
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares of common stock
Basic and diluted	17,454,545	17,454,545	17,454,545	17,454,545

The accompanying notes are an integral part of the financial statements

ONEPOWER SYSTEMS LTD

CONDENSED STATEMENT OF STOCKHOLDER’S DEFICIT

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Share(s)	Amount	Capital	Deficit	Total

Balance, November 30, 2012	17,000,000	$17,000	$-	$(21,881)	$(4,881)

Issuance of common stock on September 16, 2013 @ $0.001 per share	454,545	455	24,545		25,000
Net loss for the period	-	-	-	(39,609)	(39,609)

Balance, November 30, 2013	17,454,545	17,455	24,545	(61,490)	(19,490)

Net loss for the period	-	-	-	(16,895)	(16,895)

Balance, November 30, 2014	17,454,545	17,455	24,545	(78,385)	(36,385)

Net loss for the period	-	-	-	(7,794)	(7,794)

Balance, February 28, 2015	17,454,545	$17,455	$24,545	$(86,179)	$(44,179)

The accompanying notes are an integral part of the financial statements

ONEPOWER SYSTEMS LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six	For the six
	months ended	months ended
	May 31,	May 31,
	2015	2014
Cash Flows (used in) Operating Activities

Net loss	$(7,794)	$(9,616)

Adjustments to reconcile net income to net cash
(used in) operating activities

Prepaid expenses	-	2,024
Accounts payable and accrued liabilities	3,176	3,140

Net Cash (used in) Operating Activities	(4,618)	(10,732)

Net Cash from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds of convertible notes payable	-	20,000

Net Cash provided by Financing Activities	-	20,000

(Decrease) increase in cash	(4,618)	9,268

Cash at beginning of period	4,746	3,003

Cash at end of period	$128	$12,271

Supplemental Information and Non-Monetary Transaction

Interest Paid	$-	$-
Taxes Paid	$-	$-

The accompanying notes are an integral part of the financial statements

ONEPOWER SYSTEMS LTD.

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2015

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

Operating results for the six months ended May 31, 2015 are not necessarily indicative of the results that can be expected for the year ended November 30, 2015.

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

The Company has accumulated a deficit of $86,179 since inception August 28, 2009, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

4.

Summary of principal accounting policies

A summary of the significant accounting policies applied in the presentation of the accompanying financial statements follows:

Basis of presentation

The accompanying financial statements are stated in US dollars and have been prepared in accordance with generally accepted accounting principles in the United States of America.

ONEPOWER SYSTEMS LTD.

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2015

4.

Summary of principal accounting policies (continued)

Recently issued accounting pronouncements

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The new standard provides guidance as to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's financial statements.  The Company has elected to early adopt the provisions of ASU 2014-15 for these audited consolidated financial statements.

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

5.      Common stock

The Company has not issued any stock options or warrants during the periods ended May 31, 2015 and May 31, 2014, or since inception

There were no non-cash transactions during the period ended May 31, 2015 and May 31, 2014.

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

Notes payable as of May 31, 2015 are:

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

Six-month Period Ended May 31, 2015 Compared to the Six-month Period Ended May 31, 2014.

Our net loss for the six-month period ended May 31, 2015 was $7,794 (2014: $9,616), which consisted of general and administration expenses.  We did not generate any revenue during either six-month period in fiscal 2015 or 2014. The expenses in the both fiscal years relate to accounting, audit, and legal fees that we have incurred in connection with the required filings with the Securities & Exchange Commission.

The weighted average number of shares outstanding was 17,454,545 for the six-month periods ended May 31, 2015 and 2014.

Three-month Period Ended May 31, 2015 Compared to the Three-month Period Ended May 31, 2014.

Our net loss for the three-month period ended May 31, 2015 was $2,798 (2014: $3,844), which consisted of general and administration expenses.  We did not generate any revenue during either three-month period in fiscal 2015 or 2014.  The expenses in the both fiscal years relate to accounting, audit, and legal fees that we have incurred in connection with the required filings with the Securities & Exchange Commission

The weighted average number of shares outstanding was 17,454,545 for the three-month periods ended May 31, 2015 and 2014.

LIQUIDITY AND CAPITAL RESOURCES

As at May 31, 2015, our current assets were $128 compared to $4,746 in current assets at November 30, 2014. As at May 31, 2015, our current liabilities were $44,307 compared to $41,131 at November 30, 2014. Current liabilities at May 31, 2015 were comprised of $40,000 in loans payable to our director and $4,307 in accounts payable.

Stockholders’ deficit increased from $78,385 as of November 30, 2014 to $86,179 as of May 31, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six-month period ended May 31, 2015, net cash flows used in operating activities were $4,618 consisting of net loss of $7,794 offset by $3,176 increase in accounts payable.  For the six-month period ended May 31, 2014, net cash flows used in operating activities were $10,732 consisting of a net loss of $9,616 offset by $3,140 increase in accounts payable and accrued liabilities and a reduction of prepaid expenses of $2,024.

Cash Flows from Financing Activities

We have financed our operations primarily from either the issuance of our shares of common stock, loans from our director and outside loans. For the six-month period ended May 31, 2015, we had no cash from financing activities.  For the six-month period ended May 31, 2014 we realized $20,000 in net cash from a convertible note payable from a third party.

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

GOING CONCERN

The independent auditors' report accompanying our November 30, 2014 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended May 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ONEPOWER SYSTEMS LTD.
Dated: July 14, 2015	By: /s/ Soha Hamdan
Soha Hamdan, President and Chief Executive Officer and Chief Financial Officer