Form 10-Q
period 2015-08-31
OnePower Systems Ltd.
filed 2015-10-15
CIK 1561206

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

or

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

17,454,545 shares of $0.001 par value common stock are issued and outstanding as of October XX, 2015.

OnePower Systems Ltd

Condensed Financial Statements

 August 31, 2015

PAGES

CONDENSED BALANCE SHEETS

3

CONDENSED STATEMENTS OF OPERATIONS

4

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

5

CONDENSED STATEMENTS OF CASH FLOWS

6

NOTES TO FINANCIAL STATEMENTS

7 – 10

ONEPOWER SYSTEMS LTD.

CONDENSED BALANCE SHEETS

	August 31,	November 30
ASSETS	2015	2014
	(Unaudited)

CURRENT ASSETS
Cash	$169	$4,746

Total Assets	$169	$4,746

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,308	$1,131
Notes payable, related party	20,000	20,000
Notes payable	30,000	20,000

Total Current Liabilities	52,308	41,131

STOCKHOLDERS' DEFICIT
Common stock Par value:$0.001 Authorized 200,000,000 shares; issued and outstanding 17,454,545 shares at May 31, 2015 and November 30, 2014	17,455	17,455
Additional paid in capital	24,545	24,545
Accumulated deficit stage	(94,139)	(78,385)

Total Stockholders' Deficit	(52,139)	(36,385)

Total Liabilities and Stockholders' Deficit	$169	$4,746

The accompanying notes are an integral part of the financial statements.

ONEPOWER SYSTEMS LTD.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	August 31,	August 31,	August 31,	August 31,
	2015	2014	2015	2014

REVENUES	$-	$-	$-	$-

EXPENSES

General and administrative expenses	7,960	3,775	15,754	13,391

Net loss	(7,960)	(3,775)	(15,754)	(13,391)

Loss per share of common stock Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares of common stock Basic and diluted	17,454,545	17,454,545	17,454,545	17,454,545

The accompanying notes are an integral part of the financial statements.

ONEPOWER SYSTEMS LTD

CONDENSED STATEMENT OF STOCKHOLDER’S DEFICIT

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Share(s)	Amount	Capital	Deficit	Total

Balance, November 30, 2012	17,000,000	$17,000	$-	$(21,881)	$(4,881)

Issuance of common stock on September 16, 2013 @ $0.001 per share	454,545	455	24,545		25,000

Net loss for the period	-	-	-	(39,609)	(39,609)

Balance, November 30, 2013	17,454,545	17,455	24,545	(61,490)	(19,490)

Net loss for the period	-	-	-	(16,895)	(16,895)

Balance, November 30, 2014	17,454,545	17,455	24,545	(78,385)	(36,385)

Net loss for the period	-	-	-	(15,754)	(15,754)

Balance, August 31,2015	17,454,545	$17,455	$24,545	$(94,139)	$(52,139)

The accompanying notes are an integral part of the financial statements.

ONEPOWER SYSTEMS LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine	For the nine
	months ended	months ended
	August 31,	August 31,
	2015	2014

Cash Flows (used in) Operating Activities

Net loss	$(15,754)	$(13,391)

Adjustments to reconcile net income to net cash
(used in) operating activities

Prepaid expenses	-	2,024
Accounts payable and accrued liabilities	1,177	(2,100)

Net Cash (used in) Operating Activities	(14,577)	(13,467)

Net Cash from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds of convertible notes payable	10,000	20,000

Net Cash provided by Financing Activities	10,000	20,000

(Decrease) increase in cash	(4,577)	6,533

Cash at beginning of period	4,746	3,003

Cash at end of period	$169	$9,536

Supplemental Information and Non-Monetary Transaction

Interest Paid	$-	$-
Taxes Paid	$-	$-

The accompanying notes are an integral part of the financial statements.

ONEPOWER SYSTEMS LTD.

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2015

____________________________

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

Operating results for the nine months ended August 31, 2015 are not necessarily indicative of the results that can be expected for the year ended November 30, 2015.

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

The Company has accumulated a deficit of $94,139 since inception August 28, 2009, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

4.

Summary of principal accounting policies

A summary of the significant accounting policies applied in the presentation of the accompanying financial statements follows:

Basis of presentation

The accompanying financial statements are stated in US dollars and have been prepared in accordance with generally accepted accounting principles in the United States of America.

Classification

Certain reclassifications have been made to prior period’s data to conform to the current year’s presentation. These reclassifications had no effect on the reported income or losses.

ONEPOWER SYSTEMS LTD.

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2015

____________________________

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

5.

Common stock

The Company has not issued any stock options or warrants during the periods ended August 31, 2015 and August 31, 2014, or since inception.

There were no non-cash transactions during the period ended August 31, 2015 and August 31, 2014.

6.

Convertible Notes Payable

The Company has four convertible notes payable.  The notes are non-interest bearing, unsecured and payable on demand. At any time prior to repayment any portion of the entire note may be converted into common stock at the discretion of the holder on the basis of $0.055 of debt to 1 share. The effect that conversion would have on earnings per share has not been disclosed due to the current anti-dilutive effect.

Notes payable as of August 31, 2015 are:

Convertible promissory note payable, dated November 9, 2012 non-interest bearing, due on demand	$10,000

Convertible promissory note payable, dated April 26, 2013 non-interest bearing, due on demand	10,000

Convertible promissory note payable, dated March 28, 2014 non-interest bearing, due on demand	20,000

Convertible promissory note payable, dated June 26, 2015 non-interest bearing, due on demand	10,000

$50,000

The stock of the Company has been sold at $0.055 per share for operations. The conversion rate of $0.055 creates a zero conversion benefit at current stock prices.  Therefore, no beneficial conversion factor has been recorded.

ONEPOWER SYSTEMS LTD.

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2015

____________________________

7.

Related Party Transactions

Convertible Promissory Notes Payable

In 2012, the Company issued a convertible promissory note payable to a director of the Company that was non-interest bearing and due on demand. As at August 31, 2015, $10,000 remains outstanding. (see Note 6)

In 2013, the Company issued a convertible promissory note payable to a shareholder of the Company that was non-interest bearing and due on demand.  As at August 31, 2015, $10,000 remains outstanding. (see Note 6)

FORWARD LOOKING STATEMENTS

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

Nine-month Period Ended August 31, 2015 Compared to the Nine-month Period Ended August 31, 2014.

Our net loss for the nine-month period ended August 31, 2015 was $15,754 (2014: $13,391), which consisted of general and administration expenses. We did not generate any revenue during either nine-month period in fiscal 2015 or 2014. The expenses in the both fiscal years relate to accounting, audit, and legal fees that we have incurred in connection with the required filings with the Securities & Exchange Commission.

The weighted average number of shares outstanding was 17,454,545 for the nine-month periods ended August 31, 2015 and 2014.

Three-month Period Ended August 31, 2015 Compared to the Three-month Period Ended August 31, 2014.

Our net loss for the three-month period ended August 31, 2015 was $7,960 (2014: $3,775), which consisted of general and administration expenses. We did not generate any revenue during either three-month period in fiscal 2015 or 2014. The expenses in the both fiscal years relate to accounting, audit, and legal fees that we have incurred in connection with the required filings with the Securities & Exchange Commission

The weighted average number of shares outstanding was 17,454,545 for the three-month periods ended August 31, 2015 and 2014.

LIQUIDITY AND CAPITAL RESOURCES

As at August 31, 2015, our current assets were $169 compared to $4,746 in current assets at November 30, 2014. As at August 31, 2015, our current liabilities were $52,308 compared to $41,131 at November 30, 2014. Current liabilities at August 31, 2015 were comprised of $50,000 in loans payable $20,000 of which was to a related parties ($10,000 to our director) and $2,308 in accounts payable and accrued liabilities.

Stockholders’ deficit increased from $78,385 as of November 30, 2014 to $94,139 as of August 31, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine-month period ended August 31, 2015, net cash flows used in operating activities were $14,577 consisting of net loss of $15,754 offset by $1,177 in accounts payable and accrued liabilities. For the nine-month period ended August 31, 2014, net cash flows used in operating activities were $13,467 consisting of a net loss of $13,391 offset by $2,100 increase in accounts payable and accrued liabilities and a reduction of prepaid expenses of $2,024. August.

Cash Flows from Financing Activities

We have financed our operations primarily from either the issuance of our shares of common stock, loans from our director and outside loans. For the nine-month period ended August 31, 2015, we realized$10,000 cash from a convertible note payable from a third party. For the nine-month period ended August 31, 2014 we realized $20,000 in net cash from a convertible note payable from a third party. August

PLAN OF OPERATION AND FUNDING

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended August 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ONEPOWER SYSTEMS LTD.
Dated: October XX, 2015	By: /s/ Soha Hamdan
Soha Hamdan, President and Chief Executive Officer and Chief Financial Officer