Form 10-K
period 2015-11-30
OnePower Systems Ltd.
filed 2016-03-02
CIK 1561206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X .  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2015

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

As of February 29, 2016, the registrant had 17,454,545 shares of voting common stock that were held by non-affiliates. Based on the last sales price of the registrant’s common stock of $0.055, these non-affiliate shares have an aggregate market value of $960,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of February 29, 2016, the registrant had 17,454,545 shares of common stock with par value $0.001 issued and outstanding.

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

Item 1A: Risk Factors

Not applicable.

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties

We do not own any real property interest. Our offices are located at Ain El-Mraisseh 73 Bliss Street, Qoreitem Bldg, 3rd floor Beirut-Lebanon.

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

Item 6: Selected Financial Data

Not Applicable.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

We have not earned any revenue from our incorporation on August 28, 2009 to November 30, 2015.

During the fiscal year ended November 30, 2015, we incurred net losses of $19,019 consisting of general and administrative expenses. Compared to our net losses in fiscal 2014 of $16,895, our losses in the current fiscal year were significantly lower due to higher general and administrative expenses that we incurred in connection with our preparation and filing of a registration statement on Form S-1 with the Securities & Exchange Commission in 2013 and lower costs for compliance only.

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

Liquidity And Capital Resources

As of November 30, 2015, our current assets consisted of $5,134in cash with total liabilities of $60,538, which consisted of convertible promissory notes of $55,000 and accounts payable and accrued liabilities of $5,538. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended November 30, 2015, net cash flows used in operating activities were ($14,612) consisting of our net loss for the period, adjusted for expensing prepaid expenses and payment of accounts payable.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended November 30, 2015, net cash from financing activities was $15,000, which consisted of a convertible promissory note.

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

Going Concern

The independent auditors' report accompanying our November 30, 2015 and 2014 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8: Financial Statements and Supplementary Data

ONEPOWER SYSTEMS LTD

K. R. MARGETSON LTD.

Chartered Professional Accountant

#210, 905 West Pender Street

Tel: 604.641.4450

Vancouver BC V6C 1L6

Fax: 1.855.603.3228

Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of

OnePower Systems Ltd.:

I have audited the accompanying balance sheet of OnePower Systems Ltd. as of November 30, 2015 and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  My responsibility is to express an opinion on these financial statements based on my audit.  I did not audit the year ended November 30, 2014 or for any previous periods.  Those periods were audited by other auditors whose report has been furnished to me, and my opinion, insofar as it relates to previous years, is based solely on the report of other auditors.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that I plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, based on my audit, these financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2015, the change in equity and the results of its operations and its cash flows for the year ended November 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared using accounting principles generally accepted in the United States of America assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred operating losses since inception, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to their planned financing and other matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada

/S/ K. R. MARGETSON LTD.

February 29, 2016

Chartered Professional Accountant

ONEPOWER SYSTEMS LTD.

BALANCE SHEETS

	November 30,	November 30,
ASSETS	2015	2014

CURRENT ASSETS
Cash	$5,134	$4,746

Total Assets	$5,134	$4,746

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$5,538	$1,131
Convertible note payable, related party (Note 5)	10,000	10,000
Convertible notes payable, unrelated (Note 5)	45,000	30,000

Total Current Liabilities	60,538	41,131

STOCKHOLDERS' DEFICIT
Common stock (Note 4) Par value:$0.001 Authorized 200,000,000 shares; issued and outstanding 17,454,545 shares	17,455	17,455
Additional paid in capital	24,545	24,545
Accumulated deficit	(97,404)	(78,385)

Total Stockholders' Deficit	(55,404)	(36,385)

Total Liabilities and Stockholders' Deficit	$5,134	$4,746

The accompanying notes are an integral part of the financial statements.

ONEPOWER SYSTEMS LTD.

STATEMENTS OF OPERATIONS

	For the	For the
	year ended	year ended
	November 30,	November 30,
	2015	2014

REVENUES	$-	$-

EXPENSES

General and administrative
expenses	19,019	16,895

Net loss and comprehensive loss	$(19,019)	$(16,895)

Loss per share of common stock
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares of common stock
Basic and diluted	17,454,545	17,454,545

The accompanying notes are an integral part of the financial statements.

ONEPOWER SYSTEMS LTD

STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount

Balance, November 30, 2013	17,454,545	$17,455	$24,545	$(61,490)	$(19,490)

Net loss and comprehensive loss	-	-	-	(16,895)	(16,895)

Balance, November 30, 2014	17,454,545	17,455	24,545	(78,385)	(36,385)

Net loss and comprehensive loss	-	-	-	(19,019)	(19,019)

Balance, November 30, 2015	17,454,545	$17,455	$24,545	$(97,404)	$(55,404)

The accompanying notes are an integral part of the financial statements.

ONEPOWER SYSTEMS LTD.

STATEMENTS OF CASH FLOWS

	For the	For the
	year ended	year ended
	November 30,	November 30,
	2015	2014
Cash Flows from (used in) Operating Activities

Net loss	$(19,019)	$(16,895)

Adjustments to reconcile net income to net cash
(used in) operating activities

Prepaid expenses	-	2,024
Accounts payable and accrued liabilities	4,407	(3,386)

Net Cash from (used in) Operating Activities	(14,612)	(18,257)

Net Cash from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds of convertible notes payable	15,000	20,000

Net Cash provided by Financing Activities	15,000	20,000

Increase in cash	388	1,743

Cash at beginning of period	4,746	3,003

Cash at end of period	$5,134	$4,746

Supplemental Information and Non-Monetary Transaction

Interest Paid	$-	$-
Taxes Paid	$-	$-

The accompanying notes are an integral part of the financial statements.

ONEPOWER SYSTEMS LTD.

NOTES TO THE FINANCIAL STATEMENTS

November 30, 2015

1.

Organization and nature of operations

OnePower Systems Ltd. ("the Company") was incorporated in the State of Nevada, USA on August 28, 2009. The Company is in its early development stage since its formation and has not realized any revenues from its planned operations. The Company is engaged in the development of electronic bill delivery and payment systems that will enable vendors the ability to present bills and receive payments electronically.

The Company has chosen a November 30 year end.

2.

Going concern uncertainties

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern. However, the Company has accumulated losses of $97,404 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

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

Cash and cash equivalents

The Company considers all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less to be cash equivalents. The Company had no cash equivalents as of November 30, 2015 and November 30, 2014.

Concentration of credit risk

The Company places its cash and cash equivalents with a high credit quality financial institution. The Company maintains United States Dollars at a bank in Romania that is not insured. The Company minimizes its credit risks associated with cash by periodically evaluating the credit quality of its primary financial institutions.

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

Income taxes

The Company follows the guideline under ASC Topic 740 “Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Due to the uncertainty regarding the Company’s future profitabalilty, the future tax benefits of its losses has been fully reserved.

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

ASC Topic 820, in and of itself, does not require any fair value measurements. As at November 30, 2015 and 2014, the Company did not have assets or liabilities subject to fair value measurement.

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

For the periods ended November 30, 2015, November 30, 2014 and the period August 28, 2009 (date of inception) through November 30, 2015, there are no reconciling items between the net loss presented in the statements of operations and comprehensive loss as defined by ASC 220 and no comprehensive income is disclosed separately.

Convertible debt

The Company accounts for convertible debt according to ASC 470, “Debt with Conversion and Other Options”.  No portion of the proceeds is attributable to the conversion feature when there is no beneficial conversion feature (“BCF”). There is no BCF when the debt instrument is convertible into common stock at a specified price at the option of the holder and when the debt instrument is issued at a price not significantly in excess of the face amount.

Where a BCF exists, the conversion feature is accounted for according to ASC 815-15, “Derivatives and Hedging, Embedded Derivatives”, which bifurcates the instrument according to the relative fair values of the debt and the conversion feature at the time of issuance.

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

During the year ended November 30, 2013, the company received $25,000 as part of a private placement for the issuance of 454,545 restricted shares of common stock, at a unit price of $0.055 per share

The Company has not issued any stock options or warrants during the periods ended November 30, 2015 and November 30, 2014, or since inception

There were no non-cash transactions during the years ended November 30, 2015 and November 30, 2014.

5.

Convertible Notes Payable

The Company has five convertible notes payable.  The notes are non-interest bearing, unsecured and payable on demand.  At any time prior to repayment any portion of the entire note may be converted into common stock at the discretion of the holder on the basis of $0.055 of debt to 1 share. The effect that conversion would have on earnings per share has not been disclosed due to the current anti-dilutive effect.

The common stock of the Company has been issued at $0.055 per share for operations.  The conversion rate of $0.055 creates a zero conversion benefit at current stock prices.  Therefore, no beneficial conversion factor has been recorded.

Convertible notes payable as of November 30,	2015	2014

Issued to a related party

Convertible note payable, dated November 9, 2012	$10,000	$10,000

Convertible notes payable issued to unrelated parties

Convertible note payable, dated April 26, 2013	$10,000	$10,000

Convertible note payable, dated March 28, 2014	20,000	20,000

Convertible note payable, dated June 26, 2015	10,000	-

Convertible note payable, dated November 11, 2015	5,000	-

Total convertible notes payable to unrelated parties	$45,000	$30,000

6.

Income Taxes

The component of the Company’s deferred tax assets as of November 30, 2015 and 2014 are noted below. A valuation allowance has been recorded as management believes it is more likely than not that the deferred income tax asset will not be realized.

	2015	2014
Tax loss carry forward	$97,404	$78,385

Deferred tax asset	$34,091	$27,435
Valuation allowance	(34,091)	(27,435)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the 35% statutory rate to the income tax recorded is as follows:

	2015	2014
Net loss for the year	$19,019	$16,895

Income taxes at the statutory rate	$6,656	$5,913
Valuation allowance	(6,656)	(5,913)
Net deferred tax asset	$-	$-

The Company did not pay any income taxes during the periods ended November 30, 2015 and 2014 and since inception.

The net federal operating loss carry forward will expire between 2030 and 2035. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

7.

Financial Statement Presentation

Certain 2014 balance sheet items have been reclassified to conform with the classification used in 2015. Specifically, a convertible note payable has been reclassified as due to an unrelated party whereas it had been classified as due to a related party.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

A. Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, the Company’s principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) for the period covered by this annual report as of our fiscal year end, November 30, 2015. Based on this evaluation, this officer concluded that as of the end of the period, these disclosure controls and procedures were adequate to ensure that the information required to be disclosed by us in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of November 30, 2015 and were subject to material weaknesses.

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

C. Changes in Internal Control over Financial Reporting.

During the fiscal year ended November 30, 2015, our internal control over financial reporting was not subject to changes.

Item 9B: Other Information

None.

PART III

Item 10: Directors, Executive Officers, and Corporate Governance

Directors, Executive Officers, Promoters and Control Persons

The name, address and position of our present officers and directors are set forth below:

Name	Position(s)

Soha Hamdan Age: 55	President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer and member of the Board of Directors.

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

Item 11: Executive Compensation

The following table sets forth the compensation paid by us for the last three completed fiscal years ending for our officer. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to named executive officers.

EXECUTIVE OFFICER COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Soha Hamdan President	2015	0	0	0	0	0	0	0	0
	2014	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0

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

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of November 30, 2015 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

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

•

Immediate family members of directors, director nominees, executive officers and owners of 5% or more of our common stock

Item 14: Principal Accountant Fees and Services

Audit Fees

For the years ended November 30, 2015, the aggregate fees billed by KR Margetson Ltd, CPA for professional services rendered for the audit of our annual consolidated financial statements and review of our interim financial statements included in quarterly reports in connection with statutory and regulatory filings including registration statements were:

2015	$6,000

For the years ended November 30, 2014, the aggregate fees billed by Kyle Tingle, CPA, LLC for professional services rendered for the audit of our annual consolidated financial statements and review of our interim financial statements included in quarterly reports in connection with statutory and regulatory filings including registration statements were:

2014	$9,100

Audit Related Fees

For the years ended November 30, 2015 and 2014, there were no fees billed for services which are not reported under the caption "Audit Fees" above, was:

2015	Nil
2014	Nil

Tax Fees

For the years ended November 30, 2015 and 2014, there were no fees billed for other non-audit professional services, other than those services listed above, totaled:

2015	Nil
2014	Nil

All Other Fees

For the years ended November 30, 2015 and 2014, there were no other fees for non-audit professional services, other than those services listed above, totaled:

2015	Nil
2014	Nil

We do not use KR Margetson, CPA, for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage KR Margetson, CPA, to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before KR Margetson Ltd, CPA is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

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

31.1

Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1

Certification of Chief Executive Officer and Chief Financial Officer under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act.

Report Of Independent Registered Public Accounting Firm, Kyle L. Tingle, CPA for the years ended 2013 and 2014, Filed with OnePower Systems Form 10-K, March 3, 2015 (Filed)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONEPOWER SYSTEMS LTD INC.
Dated: February 29, 2015	By: /s/ Soha Hamdan
Soha Hamdan, President, Chief Executive Officer and Chief Financial Officer