Form 10-Q
period 2016-02-29
OnePower Systems Ltd.
filed 2016-04-20
CIK 1561206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

17,454,545 shares of common stock are issued and outstanding as of April 11, 2016.

OnePower Systems Ltd

Condensed Financial Statements

February 29, 2016

ONEPOWER SYSTEMS LTD.

CONDENSED BALANCE SHEETS

(Unaudited)

	February 29,2016	November 30, 2015

ASSETS

CURRENT ASSETS
Cash	$1,545	$5,134

Total Assets	$1,545	$5,134

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$3,573	$5,538
Notes payable , related party (Note 6)	20,000	20,000
Notes payable, unrelated (Note 6)	35,000	35,000

Total Current Liabilities	58,573	60,538

STOCKHOLDERS’ DEFICIT
Common stock Par value:$0.001 Authorized 200,000,000 shares; issued and outstanding 17,454,545 shares at February 29, 2016 and November 30, 2014	17,455	17,455
Additional paid in capital	24,545	24,545
Accumulated deficit stage	(99,028)	(97,404)

Total Stockholders’ Deficit	(57,028)	(55,404)

Total Liabilities and Stockholders’ Deficit	$1,545	$5,134

The accompanying notes are an integral part of the financial statements.

ONEPOWER SYSTEMS LTD.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three	For the three
	months ended	months ended
	February 29, 2016	February 28, 2015

REVENUES	$-	$-

EXPENSES

General and administrative expenses	1,624	4,996

Net loss and comprehensive loss	$(1,624)	$(4,996)

Loss per share of common stock
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares of common stock
Basic and diluted	17,454,545	17,454,545

The accompanying notes are an integral part of the financial statements.

ONEPOWER SYSTEMS LTD

CONDENSED STATEMENT OF STOCKHOLDER’S DEFICIT

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Share(s)	Amount	Capital	Deficit	Total

Balance, November 30, 2013	17,454,545	$17,455	$24,545	$(61,490)	$(19,490)

Net loss for the period	-	-	-	(16,895)	(16,895)

Balance, November 30, 2014	17,454,545	17,455	24,545	(78,385)	(36,385)

Net loss for the period	-	-	-	(19,019)	(19,019)

Balance, November 30, 2015	17,454,545	17,455	$24,545	(97,404)	(55,404)

Net loss for the period	-	-	-	(1,624)	(1,624)

Balance, February 29, 2016	17,454,545	$17,455	$24,545	$(99,028)	$(57,028)

The accompanying notes are an integral part of the financial statements.

ONEPOWER SYSTEMS LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three	For the three
	months ended	months ended
	February 29, 2015	February 28, 2014

Cash Flows (used in) Operating Activities

Net loss	$(1,624)	$(4,996)

Adjustments to reconcile net income to net cash (used in) operating activities

Accounts payable and accrued liabilities	(1,965)	4,000

Net Cash (used in) Operating Activities	(3,589)	(996)

Net Cash from Investing Activities	-	-

Cash Flows from Financing Activities Proceeds of convertible notes payable	-	-

Net Cash provided by Financing Activities	-	-

Decrease in cash	(3,589)	(996)

Cash at beginning of period	5,134	4,746

Cash at end of period	$1,545	$3,750

Supplemental Information and Non-Monetary Transaction

Interest Paid	$-	$-
Taxes Paid	$-	$-

The accompanying notes are an integral part of the financial statements.

ONEPOWER SYSTEMS LTD.

NOTES TO THE FINANCIAL STATEMENTS

February 29, 2016

1.	Interim Reporting

While the information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s November 30, 2015 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s November 30, 2015 annual financial statements.

Operating results for the three months ended February 29, 2016 are not necessarily indicative of the results that can be expected for the year ended November 30, 2016.

2.	Organization and nature of operations

OnePower Systems Ltd. (“the Company”) was incorporated in the State of Nevada, USA on August 28, 2009. The Company is in its early development stage since its formation and has not realized any revenues from its planned operations. The Company is engaged in the development of electronic bill delivery and payment systems that will enable vendors the abilities to present bills and receive payments electronically.

The Company has chosen a November 30 year end.

3.	Going concern uncertainties

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern. However, the Company has limited operations and has sustained operating losses resulting in a deficit. In view of these matters, operating as a going concern is dependent upon the Company’s ability to meet its financing requirements, and the success of its future operations.

The Company has accumulated a deficit of $99,028 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

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

February 29, 2016

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

5.	Common stock

The Company has not issued any stock options or warrants during the periods ended February 29, 2016 and February 28, 2015, or since inception

There were no non-cash transactions during the periods ended February 29, 2016 and February 28, 2015.

6.	Convertible Notes Payable

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

Notes payable as of February 29, and February 28	February 29, 2016	November 30, 2015

Issued to a related party

Convertible promissory note payable, dated November 9, 2012 non-interest bearing, due on demand	$10,000	$10,000

Convertible promissory note payable, dated April 26, 2013 non-interest bearing, due on demand	10,000	10,000

Notes payable to related party	$20,000	$20,000

ONEPOWER SYSTEMS LTD.

NOTES TO THE FINANCIAL STATEMENTS

February 29, 2016

Notes payable Issued to unrelated parties	February 29, 2016	November 30, 2015

Convertible promissory note payable, dated March 28, 2014 non-interest bearing, due on demand	$20,000	$20,000

Convertible promissory note payable, dated June 26, 2015 non-interest bearing, due on demand	10,000	10,000

Convertible promissory note payable, dated November 11, 2015 non-interest bearing, due on demand	5,000	5,000

Notes payable to unrelated parties	$35,000	$35,000

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

Three-month Period Ended February 29, 2016 Compared to the Three-month Period Ended February 28, 2015.

Our net loss for the three-month period ended February 29, 2016 was $1,624 (2015: $4,996), which consisted of general and administration expenses. We did not generate any revenue during either three-month period in fiscal 2016 or 2015. The increase in expenses in the current fiscal year relate to accounting, audit, and legal fees that we have incurred in connection with the filing of our statements on Form 10-K with the Securities & Exchange Commission.

The weighted average number of shares outstanding was 17,454,545 for the three-month period ended February 29, 2016 and 17,454,545 for the three-month period ended February 28, 2015.

LIQUIDITY AND CAPITAL RESOURCES

As at February 29, 2016, our current assets were $1,545 compared to $5,134 in current assets at November 30, 2015. As of February 29, 2016, our current liabilities were $58,573 compared to $60,538 at November 30, 2015. Current liabilities at February 29, 2016 were comprised of $55,000 in loans payable to our director and $5,538 in accounts payable.

Stockholders’ deficit increased from $55,404 as of November 30, 2015 to $57,028 as of February 29, 2016.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three-month period ended February 29, 2016, net cash flows used in operating activities were $3,589 consisting of a net loss of $1,624, and $1,965 in accounts payable and accrued liabilities. For the three-month period ended February 28, 2015, net cash flows used in operating activities were $996 consisting of a net loss of $4,996, $4,000 in accounts payable.

Cash Flows from Financing Activities

We have financed our operations primarily from either the issuance of our shares of common stock or from director loans. For the three-month period ended February 29, 2016, we realized $nil in net cash. We did not generate any cash from financing activities in the comparative period in fiscal 2015.

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

OnePower’s OP System is intended to offer a full service electronic bill presentment and payment solution for businesses with a recurring billing cycle. OP System is being designed to utilize data from a biller’s existing system and create an enhanced online version of a customer’s bill. In addition to electronic billing, The OP System is intended to strengthen direct marketing and customer care. The electronic bill is presented to a consumer as a bill from the biller, not from OnePower. This customized bill will be designed to contain promotions and information chosen by the biller that are accessible through successive mouse clicks.

The operations flow of this service is being designed to integrate smoothly with the biller’s existing workflow. The process involves the following steps:

1.	The utility sends billing information for the current cycle to OnePower in the utilities existing system format.

2.	OnePower software translates this billing information into its database. For each new bill, OnePower generates a customized electronic bill. The electronic bill is emailed to the customer.

3.	The customer receives the email, reviews, and approves payment by responding to the email.

4.	OnePower processes the responses, for each approved payment, an automated clearing house (ACE) transaction is submitted to OnePower’s bank.

5.	The transaction is processed within the ACE system.

6.	An execution report is returned to OnePower

7.	OnePower compiles the executed and fully funded transactions, and sends back a reconciliation report which integrates directly into the Middle Eastern utility companies system.

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

Monthly Subscription Fee

This fee is the per month subscription rate for OnePower service. This fee will be $5,000 per month. This is meant to cover the intangible but critical value added benefits of the service, including:

●	Facilitating customized bill presentment, marketing and promotion by working closely with the utility to help them develop and maximize this new medium of direct customer contact.

●	Setup costs for registering new consumers.

●	Analysis of billing data to enhance targeted marketing initiatives and customer profiles.

●	Online access to company and billing information through hosting web content thus providing better customer service and data access.

●	Advertising & Promotion - reduction of paper stuffers.

Transaction Fee

The transaction fee will be assigned per bill processed. This will be $0.40 per transaction. This fee is meant to include the incremental value to the biller per transaction, including:

●	Accounts Receivables Reduction

●	Printing/Paper savings

●	Postage savings

●	Handling of paid bills, data entry

●	Check Processing Fees

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

OnePower has budgeted $100,000 for this phase and expects it to take five months to complete, with completion expected within the first five months of OnePower’s plan of operation. This phase can be fully implemented with a minimum financing of $186,000. However, the implementation of this phase and the other phases of OnePower’s plan of operation will depend on whether OnePower can raise the required funds. As of February 29, 2016, OnePower had only raised $25,000 and has subsequently deregistered its offering. OnePower intends to finance the balance of its plan of operation through equity and debt financing.

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

In this phase of its plan of operations, OnePower will identify a target utility company that will become a first adopter of the OP System for the purpose of testing the OP System. The relationship between OnePower and the target utility company will need to satisfy the following criteria:

●	The utility company must provide access to its systems and data files for the purpose of merging with the OP System.

●	The utility company must share personnel and industry knowledge with OnePower.

●	OnePower must provide a server and a site to test the OP System with the utility company’s system.

●	The utility company must have credibility in the utility industry.

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

GOING CONCERN

The independent auditors’ report accompanying our November 30, 2015 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended February 29, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ONEPOWER SYSTEMS LTD.

Dated: April 20, 2016	By:	/s/ Soha Hamdan
Soha Hamdan, President and Chief Executive
Officer and Chief Financial Officer

