Form 10-Q
period 2016-05-31
OnePower Systems Ltd.
filed 2016-07-15
CIK 1561206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

17,454,545 shares of $0.001 par value common stock are issued and outstanding as of July 15, 2016.

OnePower Systems Ltd

Condensed Interim Financial Statements

May 31, 2016

(Unaudited)

ONEPOWER SYSTEMS LTD.

CONDENSED INTERIM BALANCE SHEETS

(Unaudited)

	May 31, 2016	November 30, 2015

ASSETS

CURRENT ASSETS
Cash	$1,531	$5,134

Total Assets	$1,531	$5,134

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$12,449	$5,538
Notes payable , related party (Note 6)	20,000	20,000
Notes payable, unrelated (Note 6)	35,000	35,000

Total Current Liabilities	67,449	60,538

STOCKHOLDERS’ DEFICIT
Common stock
Par value:$0.001 Authorized 200,000,000 shares; issued and outstanding 17,454,545 shares at February 29, 2016 and November 30, 2014	17,455	17,455
Additional paid in capital	24,545	24,545
Accumulated deficit stage	(107,918)	(97,404)

Total Stockholders’ Deficit	(65,918)	(55,404)

Total Liabilities and Stockholders’ Deficit	$1,531	$5,134

The accompanying notes are an integral part of the financial statements.

ONEPOWER SYSTEMS LTD.

CONDENSED INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015

REVENUES	$-	$-	$-	$-

EXPENSES

General and administrative expenses	2,390	2,798	10,514	7,794

Net loss	(2,390)	$(2,798)	(10,514)	$(7,794)

Loss per share of common stock
Basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average shares of common stock
Basic and diluted	17,454,545	17,454,545	17,454,545	17,454,545

The accompanying notes are an integral part of the financial statements.

ONEPOWER SYSTEMS LTD

CONDENSED INTERIM STATEMENT OF STOCKHOLDER’S DEFICIT

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Share(s)	Amount	Capital	Deficit	Total

Balance, November 30, 2013	17,454,545	$17,455	$24,545	$(61,490)	$(19,490)

Net loss for the period	-	-	-	(16,895)	(16,895)

Balance, November 30, 2014	17,454,545	17,455	24,545	(78,385)	(36,385)

Net loss for the period	-	-	-	(19,019)	(19,019)

Balance, November 30,2015	17,454,545	17,455	$24,545	(97,404)	(55,404)

Net loss for the period	-	-	-	(10,514)	(10,514)

Balance, May 31 2016	17,454,545	$17,455	$24,545	$(107,118)	$(65,918)

The accompanying notes are an integral part of the financial statements.

ONEPOWER SYSTEMS LTD.

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six	For the six
	months ended	months ended
	May 31, 2016	May 31, 2015

Cash Flows (used in) Operating Activities

Net loss	$(10,514)	$(7,794)

Adjustments to reconcile net income to net cash (used in) operating activities

Accounts payable and accrued liabilities	6,911	3,176

Net Cash (used in) Operating Activities	(3,603)	(4,618)

Net Cash from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds of convertible notes payable	-	-

Net Cash provided by Financing Activities	-	-

(Decrease) increase in cash	(3,603)	(4,618)

Cash at beginning of period	5,134	4,746

Cash at end of period	$1,531	$128

Supplemental Information and Non-Monetary Transaction

Interest Paid	$-	$-
Taxes Paid	$-	$-

The accompanying notes are an integral part of the financial statements.

ONEPOWER SYSTEMS LTD.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

(Unaudited)

MAY 31, 2016

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

Operating results for the six months ended May 31, 2016 are not necessarily indicative of the results that can be expected for the year ended November 30, 2016.

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

The Company has accumulated a deficit of $107,918 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

4.	Summary of principal accounting policies

A summary of the significant accounting policies applied in the presentation of the accompanying financial statements follows:

ONEPOWER SYSTEMS LTD.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

(Unaudited)

MAY 31, 2016

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

The Company has not issued any stock options or warrants during the periods ended May 31, 2016 and May 31, 2015, or since inception

There were no non-cash transactions during the periods ended May 31, 2016 and May 31, 2015.

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

	May 31, 2016	November 30, 2015
Notes payable as of May 31, 2016 and November 30, 2015

Issued to a related party

Convertible promissory note payable, dated November 9, 2012
non-interest bearing, due on demand	$10,000	$10,000

Convertible promissory note payable, dated April 26, 2013
non-interest bearing, due on demand	20,000	10,000

Notes payable to related party	$20,000	$20,000

ONEPOWER SYSTEMS LTD.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

(Unaudited)

MAY 31, 2016

	May 31, 2016	November 30, 2015
Notes payable Issued to unrelated parties

Convertible promissory note payable, dated March 28, 2014
non-interest bearing, due on demand	20,000	20,000

Convertible promissory note payable, dated June 26, 2015
non-interest bearing, due on demand	10,000	-

Convertible promissory note payable, dated November 11, 2015
non-interest bearing, due on demand	5,000	-

Notes payable to unrelated parties	$35,000	$20,000

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

Six-month Period Ended May 31, 2016 Compared to the Six-month Period Ended May 31, 2015.

Our net loss for the six-month period ended May 31, 2016 was $10,514 (2015: $7,794), which consisted of general and administration expenses. We did not generate any revenue during either six-month period in fiscal 2016 or 2015. The expenses in the both fiscal years relate to accounting, audit, and legal fees that we have incurred in connection with the required filings with the Securities & Exchange Commission.

The weighted average number of shares outstanding was 17,454,545 for the six-month periods ended May 31, 2016 and 2015.

Three-month Period Ended May 31, 2016 Compared to the Three-month Period Ended May 31, 2015.

Our net loss for the three-month period ended May 31, 2016 was $2,390 (2015: $2,798), which consisted of general and administration expenses. We did not generate any revenue during either three-month period in fiscal 2016 or 2015. The expenses in the both fiscal years relate to accounting, audit, and legal fees that we have incurred in connection with the required filings with the Securities & Exchange Commission.

The weighted average number of shares outstanding was 17,454,545 for the three-month periods ended May 31, 2016 and 2015.

LIQUIDITY AND CAPITAL RESOURCES

As at May 31, 2016, our current assets were $1,531 compared to $5,134 in current assets at November 30, 2015. As at May 31, 2016, our current liabilities were $67,449 compared to $60,538 at November 30, 2015. Current liabilities at May 31, 2016 were comprised of $20,000 in related party notes payable to our director, $35,000 in notes payable and $12,449 in accounts payable and accrued liabilities.

Stockholders’ deficit increased from $55,404 as of November 30, 2015 to $65,918 as of May 31, 2016.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six-month period ended May 31, 2016, net cash flows used in operating activities were $3,603 consisting of a net loss of $10,514 offset by $6,911 increase in accounts payable and accrued liabilities. For the six-month period ended May 31, 2015, net cash flows used in operating activities were $4,618 consisting of net loss of $7,794 offset by $3,176 increase in accounts payable in accounts payable and accrued liabilities.

Cash Flows from Financing Activities

We have financed our operations primarily from either the issuance of our shares of common stock, loans from our director and outside loans. For the six-month period ended May 31, 2016, we realized nil in net cash from financing activities. We generated nil in net cash from financing activities in the comparative period in fiscal 2015.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended May 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ONEPOWER SYSTEMS LTD..

Dated: July 15, 2016	By:	/s/ Soha Hamdan
Soha Hamdan, President and Chief Executive Officer and Chief Financial Officer

