Form 10-K/A
period 2015-11-30
OnePower Systems Ltd.
filed 2016-08-22
CIK 1561206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment #1

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

Registrant’s telephone number, including area code: 1-844-209-3225

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

Item 8: Financial Statements and Supplementary Data

ONEPOWER SYSTEMS LTD

August 18, 2016

To Whom It May Concern:

The firm of Kyle L. Tingle, CPA, LLC consents to the inclusion of his report dated February 20, 2015 accompanying the audited financial statements of OnePower Systems, Inc. as of November 30, 2014 in the Form 10WA Amendment No. 1, with the U.S. Securities and Exchange Commission.

Very truly yours,

Kyle L. Tingle

Kyle L. Tingle, CPA, LLC

3145 E. Warm Springs Road Suite 200 Las Vegas, Nevada 89120 • PHONE: (702) 450-2200 FAX: (702) 436-4218 E-MAIL:

ktingle@kyletinglecpa.com

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

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that I plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion..

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

August 18, 2016

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

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

A. Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, the Company’s principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) for the period covered by this annual report as of our fiscal year end, November 30, 2015. Based on this evaluation, this officer concluded that as of the end of the period, these disclosure controls and procedures were not adequate to ensure that the information required to be disclosed by us in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

B. Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in the Internal Control – 1992 Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

ONEPOWER SYSTEMS LTD INC.
Dated: August 19, 2016	By: /s/ Soha Hamdan
Soha Hamdan, President, Chief Executive Officer and Chief Financial Officer