Form 10-Q/A
period 2016-05-31
OnePower Systems Ltd.
filed 2016-08-22
CIK 1561206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

 Amendment #1

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

1-844-209-3225

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

17,454,545 shares of $0.001 par value common stock are issued and outstanding as of August 18, 2016.

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

ONEPOWER SYSTEMS LTD..

Dated: August 19, 2016	By:	/s/ Soha Hamdan
Soha Hamdan, President and Chief Executive Officer and Chief Financial Officer

