Form 10-K/A
period 2015-11-30
OnePower Systems Ltd.
filed 2016-08-26
CIK 1561206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment #2

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
Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of

OnePower Systems Ltd.:

I have audited the accompanying balance sheet of OnePower Systems Ltd. as of November 30, 2015 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit. I did not audit the year ended November 30, 2014 or for any previous periods. Those periods were audited by other auditors whose report has been furnished to me, and my opinion, insofar as it relates to previous years, is based solely on the report of other auditors.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors

OnePower Systems, Inc.

New Shalileh, Kesserwan

Lebanon

We have audited the accompanying balance sheets of OnePower Systems, Ltd. (A Development Stage Company) as of November 30, 2014 and 2013 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and the period August 28, 2009 (inception) through November 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has limited operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kyle L. Tingle, CPA, LLC

February 20, 2015

Las Vegas, Nevada

3145 E. Warm Springs Road ♦ Suite 200 ♦ Las Vegas, Nevada 89120 ♦ PHONE: (702) 450-2200 ♦ FAX: (702) 436-4218

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

ONEPOWER SYSTEMS LTD INC.
Dated: August 26, 2016	By: /s/ Soha Hamdan
Soha Hamdan, President, Chief Executive Officer and Chief Financial Officer