Form 10-Q
period 2016-08-31
OnePower Systems Ltd.
filed 2016-10-07
CIK 1561206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

or

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

17,454,545 shares of $0.001 par value common stock are issued and outstanding as of October 7, 2016.

OnePower Systems Ltd

Condensed Interim Financial Statements

August 31, 2016

(Unaudited)

ONEPOWER SYSTEMS LTD.

CONDENSED INTERIM BALANCE SHEETS

(Unaudited)

	August 31, 2016	November 30, 2015
ASSETS

CURRENT ASSETS
Cash	$10,185	$5,134

Total Assets	$10,185	$5,134

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$14,662	$5,538
Notes payable, related party (Note 6)	20,000	20,000
Notes payable, unrelated (Note 6)	45,000	35,000

Total Current Liabilities	79,662	60,538

STOCKHOLDERS’ DEFICIT
Common stock
Par value:$0.001 Authorized 200,000,000 shares; issued and outstanding 17,454,545 shares at February 29, 2016 and November 30, 2014	17,455	17,455
Additional paid in capital	24,545	24,545
Accumulated deficit stage	(111,477)	(97,404)

Total Stockholders’ Deficit	(69,477)	(55,404)

Total Liabilities and Stockholders’ Deficit	$10,185	$5,134

The accompanying notes are an integral part of the financial statements

ONEPOWER SYSTEMS LTD.

CONDENSED INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	August 31, 2016	August 31, 2015	August 31, 2016	August 31, 2015

REVENUES	$-	$-	$-	$-

EXPENSES

General and administrative expenses	3,559	7,960	14,074	15,754

Net loss	(3,559)	$(7,960)	(14,074)	$(15,754)

Loss per share of common stock
Basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average shares of common stock
Basic and diluted	17,454,545	17,454,545	17,454,545	17,454,545

The accompanying notes are an integral part of the financial statements

ONEPOWER SYSTEMS LTD.

CONDENSED INTERIM STATEMENT OF STOCKHOLDER’S DEFICIT

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Share(s)	Amount	Capital	Deficit	Total

Balance, November 30, 2013	17,454,545	$17,455	$24,545	$(61,490)	$(19,490)

Net loss for the period	-	-	-	(16,895)	(16,895)

Balance, November 30, 2014	17,454,545	17,455	24,545	(78,385)	(36,385)

Net loss for the period	-	-	-	(19,019)	(19,019)

Balance ,November 30,2015	17,454,545	17,455	$24,545	(97,404)	(55,404)

Net loss for the period	-	-	-	(14,073)	(14,073)

Balance August 31 2016	17,454,545	$17,455	$24,545	$(111,477)	$(69,477)

The accompanying notes are an integral part of the financial statements

ONEPOWER SYSTEMS LTD.

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine	For the nine
	months ended	months ended
	August 31, 2016	August 31, 2015

Cash Flows (used in) Operating Activities

Net loss	$(14,074)	$(15,754)

Adjustments to reconcile net income to net cash (used in) operating activities

Accounts payable and accrued liabilities	9,125	1,177

Net Cash (used in) Operating Activities	(4,949)	(14,577)

Net Cash from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds of convertible notes payable	10,000	10,000

Net Cash provided by Financing Activities	10,000	10,000

(Increase) decrease in cash	5,051	(4,577)

Cash at beginning of period	5,134	4,746

Cash at end of period	$10,185	$169

Supplemental Information and Non-Monetary Transaction

Interest Paid	$-	$-
Taxes Paid	$-	$-

The accompanying notes are an integral part of the financial statements

ONEPOWER SYSTEMS LTD.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

(Unaudited)

AUGUST 31, 2016

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

Operating results for the nine months ended August 31, 2016 are not necessarily indicative of the results that can be expected for the year ended November 30, 2016.

2	Organization and nature of operations

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

The Company has accumulated a deficit of $111,477 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

4.	Summary of principal accounting policies

A summary of the significant accounting policies applied in the presentation of the accompanying financial statements follows:

Basis of presentation

The accompanying financial statements are stated in US dollars and have been prepared in accordance with generally accepted accounting principles in the United States of America.

ONEPOWER SYSTEMS LTD.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

(Unaudited)

AUGUST 31, 2016

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

5.	Common stock

The Company has not issued any stock options or warrants during the periods ended August 31, 2016 and August 31, 2015, or since inception

There were no non-cash transactions during the periods ended August 31, 2016 and August 31, 2015.

6.	Convertible Notes Payable

The Company has six convertible notes payable. The notes are non-interest bearing, unsecured and payable on demand. At any time prior to repayment any portion of the entire note may be converted into common stock at the discretion of the holder on the basis of $0.055 of debt to 1 share. The effect that conversion would have on earnings per share has not been disclosed due to the current anti-dilutive effect.

The common stock of the Company has been issued at $0.055 per share for operations. The conversion rate of $0.055 creates a zero conversion benefit at current stock prices. Therefore, no beneficial conversion factor has been recorded.

	August 31, 2016	November 30, 2015
Notes payable as of August 31, 2016 and November 30, 2015

Issued to a related party

Convertible promissory note payable, dated November 9, 2012 non-interest bearing, due on demand	$10,000	$10,000

Convertible promissory note payable, dated April 26, 2013 non-interest bearing, due on demand	10,000	10,000

Notes payable to related party	$20,000	$20,000

ONEPOWER SYSTEMS LTD.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

(Unaudited)

AUGUST 31, 2016

	August 31, 2016	November 30, 2015
Notes payable Issued to unrelated parties

Convertible promissory note payable, dated March 28, 2014 non-interest bearing, due on demand	20,000	20,000

Convertible promissory note payable, dated June 26, 2015 non-interest bearing, due on demand	10,000	10,000

Convertible promissory note payable, dated November 11, 2015 non-interest bearing, due on demand	5,000	5,000

Convertible promissory note payable, dated August 12, 2016 non-interest bearing, due on demand	10,000	-

Notes payable to unrelated parties	$45,000	$35,000

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

OnePower is a start up company, with its operations located in Lebanon, engaged in the development of an electronic bill delivery and payment system (the “OP SYSTEM”) that is intended to provide Middle Eastern utility companies with the ability to present bills and receive payment electronically. OnePower is a “shell” company as defined by the SEC as a result of only having nominal operations and nominal assets. OnePower is an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements. OnePower’s mission is to become the leading provider of electronic bill delivery and payment services for all business-to-consumer transactions within the utility industry.

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

Nine-month Period Ended August 31, 2016 Compared to the Nine-month Period Ended August 31, 2015.

Our net loss for the nine-month period ended August 31, 2016 was $14,074 (2015: $15,754), which consisted of general and administration expenses. We did not generate any revenue during either nine-month period in fiscal 2016 or 2015. The expenses in the both fiscal years relate to accounting, audit, and legal fees that we have incurred in connection with the required filings with the Securities & Exchange Commission.

The weighted average number of shares outstanding was 17,454,545 for the nine-month periods ended August 31, 2016 and 2015.

Three-month Period Ended August 31, 2016 Compared to the Three-month Period Ended August 31, 2015.

Our net loss for the three-month period ended August 31, 2016 was $3,559 (2015: $7,960), which consisted of general and administration expenses. We did not generate any revenue during either three-month period in fiscal 2016 or 2015. The expenses in the both fiscal years relate to accounting, audit, and legal fees that we have incurred in connection with the required filings with the Securities & Exchange Commission.

The weighted average number of shares outstanding was 17,454,545 for the three-month periods ended August 31, 2016 and 2015.

LIQUIDITY AND CAPITAL RESOURCES

As at August 31, 2016, our current assets were $10,185 compared to $5,134 in current assets at November 30, 2015. As at August 31, 2016, our current liabilities were $79,662 compared to $60,538 at November 30, 2015. Current liabilities at August 31, 2016 were comprised of $65,000 in loans payable $20,000 of which was to a related parties ($10,000 to our director) and $14,662 in accounts payable and accrued liabilities.

Stockholders’ deficit increased from $55,404 as of November 30, 2015 to $69,477 as of August 31, 2016.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine-month period ended August 31, 2016, net cash flows used in operating activities were $4,949consisting of net loss of $14,074 offset by $9,125 in accounts payable and accrued liabilities. For the nine-month period ended August 31, 2015, net cash flows used in operating activities were $14,577 consisting of a net loss of $15,754 offset by $1,177 increase in accounts payable.

Cash Flows from Financing Activities

We have financed our operations primarily from either the issuance of our shares of common stock, loans from our director and outside loans. For the nine-month period ended August 31, 2016, we realized $10,000 cash from a convertible note payable from a third party. For the nine-month period ended August 31, 2015 we realized $10,000 in net cash from a convertible note payable from a third party.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended August 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ONEPOWER SYSTEMS LTD..

Dated: October 7, 2016	By:	/s/ Soha Hamdan
Soha Hamdan, President and Chief Executive Officer and Chief Financial Officer

