Form 10-K
period 2016-11-30
OnePower Systems Ltd.
filed 2017-03-02
CIK 1561206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2016

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-185176

ONEPOWER SYSTEMS LTD .

(Exact name of registrant as specified in its charter)

Nevada	Pending
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

Ain El-Mraisseh

73 Bliss Street, Qoreitem Bldg, 3rd floor

Beirut, Lebanon

(Address of principal executive offices)

Registrant’s telephone number, including area code: 1-866-209-3225

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted and electronically posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [X] No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2017, the registrant had 17,454,545 shares of voting common stock that were held by non-affiliates. Based on the last sales price of the registrant’s common stock of $0.055, these non-affiliate shares have an aggregate market value of $960,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of February 28, 2017, the registrant had 17,454,545 shares of common stock with par value $0.001 issued and outstanding.

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

Products

The OP System is intended to enable Middle Eastern utility companies (the “OP CLIENTS”) to provide interactive invoices or statements to their customers (the “END-USERS”) via e-mail and on the Internet at www.onepowersystems.com. OnePower’s electronically delivered bill is intended to retain the look of the OP Client’s paper invoice or statement, but adds interactive components, including the ability to initiate immediate payment from the end-user’s desktop. The OP System will be designed to integrate with the existing systems of the OP Clients, and is intended to allow the OP Client to retain control over proprietary databases of its end-users.

An electronic bill delivery and payment service is the process of presenting an exact or enhanced replication of an invoice or statement electronically, for direct delivery to the end-user’s desktop via either the Internet or a private network. As of the effective date of this filing OnePower has not yet developed a prototype of its product.

Markets

The market focus of the OP System will be companies in the utility industry. The utility industry is a major component of the overall billing market. This market is particularly attractive due to the large number of firms and the fact that the industry generates bills for essential services to almost every household on a recurring basis. The total recurring billing market in Lebanon includes utilities, telecom firms, Internet service providers, cable television operators, credit card companies, and banks. OnePower’s primary target market will be Lebanese based household utility firms. The market segment targeted for initial sales, after the pilot program, will be large and medium sized utilities in regions with the highest Internet usage.

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

Competitors In The EBPP Industry

Although there are several companies targeting business-to-consumer EBPP services, the following vendors are OnePower’s main competitors.

EDOCS/CHECKFREE - The edocs-checkfree alliance was created in November 2005. Checkfree intends to use edocs’ BillDirect software in its billing system. Checkfree’s strategy is to provide bill consolidation and payment services to large billers, consumers and financial institutions. This strategy requires critical mass, as Checkfree adds more billers to the fold it will increase the possibility that all of a customer’s many bills are accessible through Checkfree.

TRANSPOINT - This Company is an alliance between Microsoft, First Data Corp, and Citibank and was created in September 2004. Transpoint’s pilot projects have targeted financial institutions, multi-national corporations like Xerox and GE, cellular communications, and retail firms. Transpoint is following a very broad approach to signing on pilot customers.

BLUEGILL TECHNOLOGIES - Founded in 1996, BlueGill’s 1to1 Server is a data stream parsing engine and translation tool. The product is designed to extract billing data from intelligent data streams, convert the billing data to one of several formats (XML, PDF, and ASCII), and store the information in a relational database.

Distribution Methods

OnePower intends to advertise the availability of the OP System in the target markets through traditional print and radio media. Household consumers will sign up for electronic bill presentment either from hearing about OnePower directly or by the biller’s advertising of the service included in current monthly paper bill statements. The OP system is planned to offer the consumer convenient sign up by either checking off a box on their conventional monthly bill stub, or by accessing www.onepowersystems.com

Pricing

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

Monthly Subscription Fee

This fee is the per month subscription rate for OnePower service. This fee will be $5,000 per month. This is meant to cover the intangible but critical value added benefits of the service, including:

*	Facilitating customized bill presentment, marketing and promotion byworking closely with the utility to help them develop and maximize this new medium of direct customer contact.

*	Setup costs for registering new consumers.

*	Analysis of billing data to enhance targeted marketing initiatives and customer profiles.

*	Online access to company and billing information through hosting web content thus providing better customer service and data access.

*	Advertising & Promotion - reduction of paper stuffers.

*	Transaction Fee

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

We will lose our emerging growth company status on the earliest occurrence of any of the following events:

1.	on the last day of any fiscal year in which we earn at least $1 billion in total annual gross revenues, which amount is adjusted for inflation every five years;

2.	on the last day of the fiscal year of the issuer following the fifth anniversary of the date of our first sale of common equity securities pursuant to an effective registration statement;

3.	on the date on which we have, during the previous 3-year period, issued more than $1 billion in on-convertible debt; or

4.	the date on which such issuer is deemed to be a ‘large accelerated filer’, as defined in section 240.12b–2 of title 17, Code of Federal Regulations, or any successor thereto.’’

A “large accelerated filer” is an issuer that, at the end of its fiscal year, meets the following conditions:

1.	it has an aggregate worldwide market value of the voting and non-voting common equity held by its non-affiliates of $700 million or more as of the last business day of the issuer’s most recently completed second fiscal quarter;

2.	It has been subject to the requirements of section 13(a) or 15(d) of the Act for a period of at least twelve calendar months; and

3.	It has filed at least one annual report pursuant to section 13(a) or 15(d) of the Act.

As an emerging growth company, exemptions from the following provisions are available to us:

1.	Section 404(b) of the Sarbanes-Oxley Act of 2002, which requires auditor attestation of internal controls;

2.	Section 14A(a) and (b) of the Securities Exchange Act of 1934, which require companies to hold shareholder advisory votes on executive compensation and golden parachute compensation;

3.	Section 14(i) of the Exchange Act (which has not yet been implemented), which requires companies to disclose the relationship between executive compensation actually paid and the financial performance of the company;

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

Government approvals and regulations

Currently, OnePower is in compliance with all business and operations licenses that are typically applicable to most commercial ventures. However, there can be no assurance that existing or new laws or regulations that may be adopted in various jurisdictions in the future will not impose additional fees and taxes on OnePower and its business operations. Management is not aware of any such revisions to existing laws and regulations nor new laws or regulations that could have a negative impact on OnePower’s business and add additional costs to OnePower’s business operations.

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

When Rule 144 is available, our affiliate stockholder shall be entitled to sell within any three month period a number of shares that does not exceed the greater of:

1.	1% of the number of shares of the company’s common stock then outstanding; or

2.	the average weekly trading volume of the company’s common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale.

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

Results of Operations

We have not earned any revenue from our incorporation on August 28, 2009 to November 30, 2016.

During the fiscal year ended November 30, 2016, we incurred net losses of $15,738 consisting of general and administrative expenses. Compared to our net losses in fiscal 2015 of $19,019, our losses in the current fiscal year were significantly lower due to lower general and administrative expenses.

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

Liquidity And Capital Resources

As of November 30, 2016, our current assets consisted of $595 in cash with total liabilities of $71,737, which consisted of convertible promissory notes of $65,000 and accounts payable and accrued liabilities of $6,737. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended November 30, 2016, net cash flows used in operating activities were ($14,539) consisting of our net loss for the period, adjusted for expensing prepaid expenses and payment of accounts payable.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended November 30, 2016, net cash from financing activities was $10,000, which consisted of a convertible promissory note.

Plan of Operation

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

Going Concern

The independent auditors’ report accompanying our November 30, 2016 and 2015 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8: Financial Statements and Supplementary Data

11

K. R. MARGETSON LTD.	Chartered Professional Accountant
#210, 905 West Pender Street	Tel: 604.641.4450
Vancouver BC V6C 1L6	Fax: 1.855.603.3228
Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of

OnePower Systems Ltd.:

I have audited the accompanying balance sheet of OnePower Systems Ltd. as of November 30, 2016 and 2015 and the related statements of operations, stockholders' equity (deficit) and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that I plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provides a reasonable basis for my opinion.

In my opinion, these financial statements present fairly, in all material respects, the financial position of OnePower Systems Ltd. as of November 30, 2016 and 2015, and the change in equity and the results of its operations and its cash flows for each of the two years ended November 30, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared using accounting principles generally accepted in the United States of America assuming that OnePower Systems Ltd. will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred operating losses since inception, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to their planned financing and other matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ K. R. Margetson Ltd.
Vancouver, Canada
March 1, 2017

ONEPOWER SYSTEMS LTD.

BALANCE SHEETS

	November 30, 2016	November 30, 2015
ASSETS

CURRENT ASSETS
Cash	$595	$5,134

Total Assets	$595	$5,134

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$6,737	$5,538
Notes payable, related party (Note 5)	20,000	20,000
Notes payable, unrelated (Note 5)	45,000	35,000

Total Current Liabilities	71,737	60,538

STOCKHOLDERS’ DEFICIT
Common stock (Note 4)
Par value:$0.001
Authorized 200,000,000 shares; issued and outstanding 17,454,545 shares	17,455	17,455
Additional paid in capital	24,545	24,545
Accumulated deficit	(113,142)	(97,404)

Total Stockholders’ Deficit	(71,142)	(55,404)

Total Liabilities and Stockholders’ Deficit	$595	$5,134

The accompanying notes are an integral part of the financial statements.

ONEPOWER SYSTEMS LTD.

STATEMENTS OF OPERATIONS

	For the	For the
	year ended	year ended
	November 30, 2016	November 30, 2015

EXPENSES

General and administrative expenses	$15,738	$19,019

Net loss and comprehensive loss	$(15,738)	$(19,019)

Loss per share of common stock
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares of common stock
Basic and diluted	17,454,545	17,454,545

The accompanying notes are an integral part of the financial statements.

ONEPOWER SYSTEMS LTD

STATEMENT OF STOCKHOLDER’S (DEFICIT) EQUITY

	Common		Additional
	Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, November 30, 2014	17,454,545	17,455	24,545	(78,385)	(36,385)

Net loss and comprehensive loss	-	-	-	(19,019)	(19,019)

Balance, November 30, 2015	17,454,545	17,455	24,545	(97,404)	(55,404)

Net loss and comprehensive loss	-	-	-	(15,738)	(15,738)

Balance, November 30, 2016	17,454,545	$17,455	$24,545	$(113,142)	$(71,142)

The accompanying notes are an integral part of the financial statements.

ONEPOWER SYSTEMS LTD.

STATEMENTS OF CASH FLOWS

	For the	For the
	year ended	year ended
	November 30, 2016	November 30, 2015

Cash Flows from (used in) Operating Activities

Net loss	$(15,738)	$(19,019)

Adjustments to reconcile net income to net cash (used in) operating activities

Accounts payable and accrued liabilities	1,199	4,407

Net Cash from (used in) Operating Activities	(14,539)	(14,612)

Net Cash from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds of convertible notes payable	10,000	15,000

Net Cash provided by Financing Activities	10,000	15,000

Increase (decrease) in cash	(4,539)	388

Cash at beginning of period	5,134	4,746

Cash at end of period	$595	$5,134

Supplemental Information and Non-Monetary Transaction

Interest Paid	$-	$-
Taxes Paid	$-	$-

The accompanying notes are an integral part of the financial statements.

ONEPOWER SYSTEMS LTD.

NOTES TO THE FINANCIAL STATEMENTS

November 30, 2016

1.	Organization and nature of operations

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

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern. The Company has accumulated losses of $113,142 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

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

ONEPOWER SYSTEMS LTD.

NOTES TO THE FINANCIAL STATEMENTS

November 30, 2016

Cash and cash equivalents

The Company considers all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less to be cash equivalents. The Company had no cash equivalents as of November 30, 2016 and November 30, 2015.

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

Income taxes

The Company follows the guideline under ASC Topic 740 “Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Due to the uncertainty regarding the Company’s future profitability, the future tax benefits of its losses has been fully reserved.

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

ONEPOWER SYSTEMS LTD.

NOTES TO THE FINANCIAL STATEMENTS

November 30, 2016

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

Level 3 — inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

ASC Topic 820, in and of itself, does not require any fair value measurements. As at November 30, 2016 and 2015, the Company did not have assets or liabilities subject to fair value measurement.

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

For the periods ended November 30, 2016, November 30, 2015 and the period August 28, 2009 (date of inception) through November 30, 2016, there are no reconciling items between the net loss presented in the statements of operations and comprehensive loss as defined by ASC 220 and no comprehensive income is disclosed separately.

Convertible debt

The Company accounts for convertible debt according to ASC 470, “Debt with Conversion and Other Options”. No portion of the proceeds is attributable to the conversion feature when there is no beneficial conversion feature (“BCF”), There is no BCF when the debt instrument is convertible into common stock at a specified price at the option of the holder and when the debt instrument is issued at a price not significantly in excess of the face amount.

Where a BCF exists, the conversion feature is accounted for according to ASC 815-15, “Derivatives and Hedging, Embedded Derivatives”, which bifurcates the instrument according to the relative fair values of the debt and the conversion feature at the time of issuance.

ONEPOWER SYSTEMS LTD.

NOTES TO THE FINANCIAL STATEMENTS

November 30, 2016

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

During the year ended November 30, 2013, the company received $25,000 as part of a private placement for the issuance of 454,545 restricted shares of common stock, at a unit price of $0.055 per share.

The Company has not issued any stock options or warrants during the periods ended November 30, 2016 and November 30, 2015, or since inception.

There were no non-cash transactions during the years ended November 30, 2016 and November 30, 2015.

5.	Convertible Notes Payable

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

Notes payable as of November 30,	2016	2015

Issued to a related party

Convertible promissory note payable, dated November 9, 2012 non-interest bearing, due on demand	$10,000	$10,000

Convertible promissory note payable, dated April 26, 2013 non-interest bearing, due on demand	10,000	10,000

Notes payable to related party	$20,000	$20,000

Notes payable Issued to unrelated parties

Convertible promissory note payable, dated March 28, 2014 non-interest bearing, due on demand	20,000	20,000

Convertible promissory note payable, dated June 26, 2015 non-interest bearing, due on demand	10,000	10,000

Convertible promissory note payable, dated November 11, 2015 non-interest bearing, due on demand	5,000	5,000

Convertible promissory note payable, dated August 12, 2016 non-interest bearing, due on demand	10,000	-

Notes payable to unrelated parties	$45,000	$35,000

ONEPOWER SYSTEMS LTD.

NOTES TO THE FINANCIAL STATEMENTS

November 30, 2016

6.	Income Taxes

The component of the Company’s deferred tax assets as of November 30, 2016 and 2015 are noted below. A valuation allowance has been recorded as management believes it is more likely than not that the deferred income tax asset will not be realized.

	2016	2015
Tax loss carry forward	$113,142	$97,404

Deferred tax asset	$39,600	$34,091
Valuation allowance	(39,600)	(34,091)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the 35% statutory rate to the income tax recorded is as follows:

	2016	2015
Net loss for the year	$15,738	$19,019

Income taxes at the statutory rate	$5,508	$6,656
Valuation allowance	(5,508)	(6,656)
Net deferred tax asset	$-	$-

The Company did not pay any income taxes during the periods ended November 30, 2016 and 2015, and since inception.

The net federal operating loss carry forward will expire between 2031 and 2037. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

A. Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, the Company’s principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) for the period covered by this annual report as of our fiscal year end, November 30, 2016. Based on this evaluation, this officer concluded that as of the end of the period, these disclosure controls and procedures were not adequate to ensure that the information required to be disclosed by us in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of November 30, 2016 and were subject to material weaknesses.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses in our internal control over financial reporting using the criteria established in the COSO:

1.	Failing to have an audit committee or other independent committee that is independent of management to assess internal control over financial reporting;

2.	Failing to have a director that qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K;

3.	Inadequate segregation of duties consistent with control objectives; and

4.	Ineffective controls over financial disclosure and reporting processes.

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

C. Changes in Internal Control over Financial Reporting.

During the fiscal year ended November 30, 2016, our internal control over financial reporting was not subject to changes.

Item 9B: Other Information

None.

PART III

ITEM 10. Directors, Executive Officers, and Corporate Governance

Directors, Executive Officers, Promoters and Control Persons

The name, address and position of our present officers and directors are set forth below:

Name	Position(s)
Soha Hamdan Age: 56	President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer and member of the Board of Directors.

Biographical Information and Background of Officer and Director

Ms. Hamdan has acted as OnePower’s sole Director and Officer since its inception on August 28, 2009. Since July 2008, Ms. Hamdan has also been providing services as a business consultant for small companies specializing in start up and mezzanine financing and from January 2004 to June 2008 Ms. Hamdan was the executive assistant of the CEO of Ramco Trading and Contracting in Beruit ( a private Lebanese contracting company engaged in the construction industry). Ms. Hamdan intends to devote approximately 25% or 10 hours a week of her business time to the affairs of OnePower.

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

EXECUTIVE OFFICER COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Soha Hamdan President	2016	0	0	0	0	0	0	0	0
	2015	0	0	0	0	0	0	0	0
	2014	0	0	0	0	0	0	0	0

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Compensation of Directors

Our sole director is not compensated for his services as a director. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director’s service contracts.

Change of Control

We do not have any pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of November 30, 2016 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

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

Item 14: Principal Accountant Fees and Services

Audit Fees

For the years ended November 30, 2016, the aggregate fees billed by KR Margetson Ltd, CPA for professional services rendered for the audit of our annual consolidated financial statements and review of our interim financial statements included in quarterly reports in connection with statutory and regulatory filings including registration statements were:

2016	$6,500

For the years ended November 30, 2015, the aggregate fees billed by Kyle Tingle, CPA, LLC for professional services rendered for the audit of our annual consolidated financial statements and review of our interim financial statements included in quarterly reports in connection with statutory and regulatory filings including registration statements were:

2015	$9,100

Audit Related Fees

For the years ended November 30, 2016 and 2015, there were no fees billed for services which are not reported under the caption “Audit Fees” above, was:

2016	Nil
2015	Nil

Tax Fees

For the years ended November 30, 2016 and 2015, there were no fees billed for other non-audit professional services, other than those services listed above, totaled:

2016	Nil
2015	Nil

All Other Fees

For the years ended November 30, 2016 and 2015, there were no other fees for non-audit professional services, other than those services listed above, totaled:

2016	Nil
2015	Nil

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

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before KR Margetson Ltd, CPA is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

●	approved by our board of directors who are capable of analyzing and evaluating financial information; or

●	entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors’ responsibilities to management.

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

ONEPOWER SYSTEMS LTD INC.

Dated: March 2, 2017	By:	/s/ Soha Hamdan
Soha Hamdan, President, Chief Executive Officer and Chief Financial Officer

