Form 10-Q
period 2017-02-28
OnePower Systems Ltd.
filed 2017-04-14
CIK 1561206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

or

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

1-866-203-3225

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

17,454,545 shares of common stock are issued and outstanding as of April 14, 2017.

OnePower Systems Ltd

Financial Statements

February 28, 2017

(Unaudited)

ONEPOWER SYSTEMS LTD.

CONDENSED INTERIM BALANCE SHEETS

(Unaudited)

	February 28, 2017	November 30, 2016

ASSETS

CURRENT ASSETS
Cash	$516	$595

Total Assets	$516	$595

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$14,312	$6,737
Notes payable, related party (Note 6)	20,000	20,000
Notes payable, unrelated (Note 6)	45,000	45,000

Total Current Liabilities	79,312	71,737

STOCKHOLDERS’ DEFICIT
Common stock (Note 5)
Par value:$0.001 Authorized 200,000,000 shares; issued and outstanding 17,454,545 shares	17,455	17,455
Additional paid in capital	24,545	24,545
Accumulated deficit	(120,796)	(113,142)

Total Stockholders’ Deficit	(78,796)	(71,142)

Total Liabilities and Stockholders’ Deficit	$516	$595

The accompanying notes are an integral part of the financial statements

ONEPOWER SYSTEMS LTD.

CONDENSED INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	For the three	For the three
	months ended	months ended
	February 28, 2017	February 28, 2016

EXPENSES

General and administrative expenses	$7,654	$8,124

Net loss and comprehensive loss	$(7,654)	$(8,124)

Loss per share of common stock
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares of common stock
Basic and diluted	17,454,545	17,454,545

The accompanying notes are an integral part of the financial statements.

ONEPOWER SYSTEMS LTD

CONDENSED INTERIM STATEMENT OF STOCKHOLDER’S DEFICIT

(Unaudited)

	Common		Additional
	Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, November 30, 2015	17,454,545	17,455	24,545	(97,404)	(55,404)

Net loss for the period	-	-	-	(15,738)	(15,738)

Balance, November 30, 2016	17,454,545	17,455	24,545	(113,142)	(71,142)

Net loss for the period	-	-	-	(7,654)	(7,654)

Balance, February 28, 2017	17,454,545	$17,455	$24,545	$(120,796)	$(78,796)

The accompanying notes are an integral part of the financial statements.

ONEPOWER SYSTEMS LTD.

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three	For the three
	months ended	months ended
	February 28, 2017	February 28, 2016

Cash Flows from (used in) Operating Activities

Net loss	$(7,654)	$(8,124)

Adjustments to reconcile net income to net cash (used in) operating activities

Accounts payable and accrued liabilities	7,575	4,535

Net Cash from (used in) Operating Activities	(79)	(3,589)

Net Cash from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds of convertible notes payable	-	-

Net Cash provided by Financing Activities	-	-

Increase in cash	(79)	(3,589)

Cash at beginning of period	595	5,134

Cash at end of period	$516	$1,545

Supplemental Information and Non-Monetary Transaction

Interest Paid	$-	$-
Taxes Paid	$-	$-

The accompanying notes are an integral part of the financial statements.

ONEPOWER SYSTEMS LTD.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

February 28, 2017

1.	Interim Reporting

While the information presented in the accompanying interim nine months financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s November 30, 2016 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s November 30, 2016 annual financial statements.

Operating results for the three months ended February 28, 2017 are not necessarily indicative of the results that can be expected for the year ended November 30, 2017.

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

The Company has accumulated a deficit of $120,796 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

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

February 28, 2017

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

5	Common stock

The Company has not issued any stock options or warrants during the periods ended February 28, 2017 and February 28, 2016, or since inception

There were no non-cash transactions during the periods ended February 28, 2017 and February 28, 2016.

6.	Convertible Notes Payable

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

	February 28, 2017	November 30, 2016

Notes payable as of February 28, 2017 and November 30, 2016

Issued to a related party

Convertible promissory note payable, dated November 9, 2012 non-interest bearing, due on demand	$10,000	$10,000

Convertible promissory note payable, dated April 26, 2013 non-interest bearing, due on demand	10,000	10,000

Notes payable to related party	$20,000	$20,000

ONEPOWER SYSTEMS LTD.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

February 28, 2017

	February 28, 2017	November 30, 2016

Notes payable Issued to unrelated parties

Convertible promissory note payable, dated March 28, 2014 non-interest bearing, due on demand	20,000	20,000

Convertible promissory note payable, dated June 26, 2015 non-interest bearing, due on demand	10,000	10,000

Convertible promissory note payable, dated November 11, 2015 non-interest bearing, due on demand	5,000	5,000

Convertible promissory note payable, dated August 12, 2016 non-interest bearing, due on demand	10,000	10,000

Notes payable to unrelated parties	$45,000	$45,000

7.	Subsequent Events

Subsequent to February 28, 2017, the Company entered into a non-interest bearing convertible note of $5,000 that is due on demand, and convertible at $0.055 per share.

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

Three-month Period Ended February 28, 2017 Compared to the Three-month Period Ended February 29, 2016.

Our net loss for the three-month period ended February 28, 2017 was $7,654 (2016:$8,124), which consisted of general and administration expenses. We did not generate any revenue during either three-month period in fiscal 2017 or 2016. The increase in expenses in the current fiscal year relate to accounting, audit, and legal fees that we have incurred in connection with the filing of our statements on Form 10-K with the Securities & Exchange Commission.

The weighted average number of shares outstanding was 17,454,545 for the three-month period ended February 28, 2017 and 17,454,545 for the three-month period ended February 29, 2016.

LIQUIDITY AND CAPITAL RESOURCES

As at February 28, 2017, our current assets were $516 compared to $595 in current assets at November 30, 2015. As of February 28, 2017, our current liabilities were $79,312 compared to $71,737 at November 30, 2016. Current liabilities at February 28, 2017 were comprised of $65,000 in loans payable to our director and $14,312 in accounts payable.

Stockholders’ deficit increased from $78,796 as of November 30, 2016 to as of February 28, 2017.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three-month period ended February 28, 2017, net cash flows used in operating activities were $79 consisting of a net loss of $7,654, and $7,575in accounts payable and accrued liabilities. For the three-month period ended February 29, 2016, net cash flows used in operating activities were $3,589 consisting of a net loss of $8,124, and $3,589 in accounts payable.

Cash Flows from Financing Activities

We have financed our operations primarily from either the issuance of our shares of common stock or from director loans. For the three-month period ended February 28, 2017, we realized $nil in net cash. We did not generate any cash from financing activities in the comparative period in fiscal 2016.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended February 28, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ONEPOWER SYSTEMS LTD.

Dated: April 14, 2017	By:	/s/ Soha Hamdan
Soha Hamdan, President and Chief Executive Officer and Chief Financial Officer

