Form 10-Q
period 2017-05-31
OnePower Systems Ltd.
filed 2017-07-14
CIK 1561206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

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

17,454,545 shares of $0.001 par value common stock are issued and outstanding as of July 14, 2017.

OnePower Systems Ltd

Financial Statements

May 31, 2017

(Unaudited)

ONEPOWER SYSTEMS LTD.

CONDENSED INTERIM BALANCE SHEETS

(Unaudited)

	May 31,	November 30,
	2017	2016
ASSETS

CURRENT ASSETS
Cash	$2,890	$595

Total Assets	$2,890	$595

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$14,588	$6,737
Notes payable, related party (Note 6)	20,000	20,000
Notes payable, unrelated (Note 6)	50,000	45,000

Total Current Liabilities	84,588	71,737

STOCKHOLDERS' DEFICIT
Common stock (Note 5)
Par value: $0.001 Authorized 200,000,000 shares; issued and outstanding 17,454,545 shares	17,455	17,455
Additional paid in capital	24,545	24,545
Accumulated deficit	(123,698)	(113,142)

Total Stockholders' Deficit	(81,698)	(71,142)

Total Liabilities and Stockholders' Deficit	$2,890	$595

The accompanying notes are an integral part of the financial statements.

ONEPOWER SYSTEMS LTD.

CONDENSED INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	May 31	May 31	May 31	May 31
	2017	2016	2017	2016

EXPENSES

General and administrative expenses	$2,901	$2,798	$10,556	$10,514

Net loss and comprehensive loss	$(2,901)	$(2,798)	$(10,556)	$(10,514)

Loss per share of common stock
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares of common stock
Basic and diluted	17,454,545	17,454,545	17,454,545	17,454,545

The accompanying notes are an integral part of the financial statements.

ONEPOWER SYSTEMS LTD

CONDENSED INTERIM STATEMENT OF STOCKHOLDER’S DEFICIT

(Unaudited)

	Common		Additional
	Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, November 30, 2015	17,454,545	17,455	24,545	(97,404)	(55,404)

Net loss for the period	-	-	-	(15,738)	(15,738)

Balance, November 30, 2016	17,454,545	17,455	24,545	(113,142)	(71,142)

Net loss for the period	-	-	-	(10,556)	(10,556)

Balance, May 31, 2017	17,454,545	$17,455	$24,545	$(123,698)	$(81,698)

The accompanying notes are an integral part of the financial statements.

ONEPOWER SYSTEMS LTD.

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six	For the six
	months ended	months ended
	May 31,	May 31,
	2017	2016

Cash Flows from (used in) Operating Activities

Net loss	$(10,556)	$(10,514)

Adjustments to reconcile net income to net cash (used in) operating activities

Accounts payable and accrued liabilities	7,851	6,911

Net Cash from (used in) Operating Activities	(2,705)	(3,603)

Net Cash from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds of convertible notes payable	5,000	-

Net Cash provided by Financing Activities	5,000	-

Increase (decrease) in cash	2,295	(3,603)

Cash at beginning of period	595	5,134

Cash at end of period	$2,890	$1,531

Supplemental Information and Non-Monetary Transaction

Interest Paid	$-	$-
Taxes Paid	$-	$-

The accompanying notes are an integral part of the financial statements.

ONEPOWER SYSTEMS LTD.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

May 31, 2017

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

Operating results for the six months ended May 31, 2017 are not necessarily indicative of the results that can be expected for the year ended November 30, 2017.

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

The Company has accumulated a deficit of $123,698 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

4.	Summary of principal accounting policies

A summary of the significant accounting policies applied in the presentation of the accompanying financial statements follows:

Basis of presentation

The accompanying financial statements are stated in US dollars and have been prepared in accordance with generally accepted accounting principles in the United States of America. There has been no change in accounting policies from those disclosed in the financial statements for the year ended November 30, 2016.

ONEPOWER SYSTEMS LTD.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

May 31, 2017

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

5.	Common stock

The Company has not issued any stock options or warrants during the periods ended May 31, 2017 and May 31, 2016, or since inception

There were no non-cash transactions during the periods ended May 31, 2017 and May 31, 2016.

6.	Convertible Notes Payable

The Company has seven convertible notes payable. The notes are non-interest bearing, unsecured and payable on demand. At any time prior to repayment any portion of the entire note may be converted into common stock at the discretion of the holder on the basis of $0.055 of debt to 1 share. The effect that conversion would have on earnings per share has not been disclosed due to the current anti-dilutive effect.

	May 31,	November 30,
	2017	2016
Notes payable as of May 31, 2017 and November 30, 2016

Issued to a related party

Convertible promissory note payable, dated November 9, 2012
non-interest bearing, due on demand	$10,000	$10,000

Convertible promissory note payable, dated April 26, 2013
non-interest bearing, due on demand	10,000	10,000

Notes payable to related party	$20,000	$20,000

ONEPOWER SYSTEMS LTD.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

May 31, 2017

	May 31,	November 30,
	2017	2016

Notes payable Issued to unrelated parties

Convertible promissory note payable, dated March 28, 2014 non-interest bearing, due on demand	20,000	20,000

Convertible promissory note payable, dated June 26, 2015 non-interest bearing, due on demand	10,000	10,000

Convertible promissory note payable, dated November 11, 2015 non-interest bearing, due on demand	5,000	5,000

Convertible promissory note payable, dated August 12, 2016 non-interest bearing, due on demand	10,000	10,000

Convertible promissory note payable, dated March 9, 2017 non-interest bearing, due on demand	5,000	-

Notes payable to unrelated parties	$50,000	$45,000

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

Six-month Period Ended May 31, 2017 Compared to the Six-month Period Ended May 31, 2016.

Our net loss for the six-month period ended May 31, 2017 was $10,556 (2016: $10,514), which consisted of general and administration expenses. We did not generate any revenue during either six-month period in fiscal 2017 or 2016. The expenses in the both fiscal years relate to accounting, audit, and legal fees that we have incurred in connection with the required filings with the Securities & Exchange Commission.

The weighted average number of shares outstanding was 17,454,545 for the six-month periods ended May 31, 2017 and 2016.

Three-month Period Ended May 31, 2017 Compared to the Three-month Period Ended May 31, 2016.

Our net loss for the three-month period ended May 31, 2017 was $2,901 (2016: $2,798), which consisted of general and administration expenses. We did not generate any revenue during either three-month period in fiscal 2017 or 2016. The expenses in the both fiscal years relate to accounting, audit, and legal fees that we have incurred in connection with the required filings with the Securities & Exchange Commission.

The weighted average number of shares outstanding was 17,454,545 for the three-month periods ended May 31, 2017 and 2016.

LIQUIDITY AND CAPITAL RESOURCES

As at May 31, 2017, our current assets were $2,890 compared to $595 in current assets at November 30, 2016. As at May 31, 2017, our current liabilities were $84,588 compared to $71,737 at November 30, 2016. Current liabilities at May 31, 2017 were comprised of $20,000 in related party notes payable to our director, $50,000 in notes payable and $14,588 in accounts payable and accrued liabilities.

Stockholders’ deficit increased from $71,142 as of November 30, 2016 to $81,698 as of May 31, 2017.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six-month period ended May 31, 2017, net cash flows used in operating activities were $2,705consisting of a net loss of $10,556offset by $7,851increase in accounts payable and accrued liabilities. For the six-month period ended May 31, 2016, net cash flows used in operating activities were $3,603 consisting of net loss of $10,514 offset by $6,911 increase in accounts payable in accounts payable and accrued liabilities.

Cash Flows from Financing Activities

We have financed our operations primarily from either the issuance of our shares of common stock, loans from our director and outside loans. For the six-month period ended May 31, 2017, we realized nil in net cash from financing activities. We generated nil in net cash from financing activities in the comparative period in fiscal 2016.

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

GOING CONCERN

The independent auditors’ report accompanying our November 30, 2016 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended May 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ONEPOWER SYSTEMS LTD..

Dated: July 14, 2017	By:	/s/ Soha Hamdan
Soha Hamdan, President and Chief Executive Officer and Chief Financial Officer

