Form 10-K
period 2017-11-30
OnePower Systems Ltd.
filed 2018-03-01
CIK 1561206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2017

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-185176

ONEPOWER SYSTEMS LTD .

(Exact name of registrant as specified in its charter)

Nevada	Pending
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

7345 E Peakview Ave.

Centennial, Colorado 80111

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

As of February 28, 2018, the registrant had 17,454,545 shares of voting common stock that were held by non-affiliates. Based on the last sales price of the registrant’s common stock of $0.055, these non-affiliate shares have an aggregate market value of $960,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of February 28, 2018, the registrant had 17,454,545 shares of common stock with par value $0.001 issued and outstanding.

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

All dollar amounts refer to US dollars unless otherwise indicated.

(a)	Business Development

OnePower Systems Ltd. (“OnePower”) is a Nevada corporation that was incorporated on August 28, 2009. OnePower is a startup company. From 2009 to 2017 OnePower was engaged in the development of an electronic bill delivery and payment system (the “OP SYSTEM”) that was intended to provide Middle Eastern utility companies with the ability to present bills and receive payment During that time, OnePower’s operations were located in Lebanon. On September 28, 2017, OnePower purchased software from CreditSuite (a private Florida corporation) . OnePower is now in the business of marketing and selling services designed to help small businesses meet lending credibility standards allowing the businesses to create a credit report based upon the businesses EIN not the owners SSN.

OnePower is a “shell” company as defined by the SEC as a result of only having nominal operations and nominal assets. OnePower is also an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements.

OnePower maintains its statutory resident agent’s office at 1859 Whitney Mesa Drive, Henderson, Nevada, 89014 and its head office is located at 7345 E Peakview Ave., Centennial, Colorado (phone number 1-866-209-3225).

OnePower has an authorized capital of 200,000,000 common shares with a par value of $0.001 per share with 17,454,545 common shares currently issued and outstanding.

OnePower has not been involved in any bankruptcy, receivership or similar proceedings. There has been no material reclassification, merger consolidation or purchase or sale of a significant amount of assets not in the ordinary course of OnePower’s business.

(b)	Business of OnePower

OnePower is a Nevada company and was incorporated on August 28, 2009.

OnePower is in the business of marketing and selling services designed to help small businesses meet lending credibility standards allowing the businesses to create a credit report based upon the businesses EIN not the owners SSN. On September 28, 2017 OnePower purchased the Business Finance Suite software a private white label credit building software system and created a new URL www.onepowerfinance.com to market the software and for customers to sign up for the services.

OnePower has abandoned its previous business venture, the development of an electronic bill delivery and payment system (the “OP SYSTEM”) that was intended to provide Middle Eastern utility companies with the ability to present bills and receive payment electronically. On September 28, 2017 management decided to abandon the business venture and cease any further development of the OP System due to ongoing instability in the Middle East caused by political conflicts within the region.

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

3.	on the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt; or

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

Principal Products

OnePower markets and sells a business credit building service through the “Business Finance Suite” product for the purpose of helping small businesses meet lending credibility standards, by helping them build business credit, and gain access to cash funding options through a software platform. The Business Finance Suite is a comprehensive business credit and financing application suite designed to assist small business owners in effectively managing their business credit and financing needs. There are many services provided by the Business Finance Suite which include:

(i)	Performing a corporate compliance and documentation review of Client and Client’s Business. The scope and purpose of the corporate compliance and documentation review is to help prepare the Client to apply for business credit and attempt to maximize the possibility of success in obtaining business credit and for no other legal or business purpose;

(ii)	Establishing a Dunn & Bradstreet file and establish a Dunn & Bradstreet rating;

(iii)	Building a Dunn & Bradstreet PAYDEX score;

(iv)	Establishing a business credit file with Experian’s corporate department;

(v)	Obtaining an Experian Intelliscore number;

(vi)	Creating a business credit file with Equifax’s business department;

(vii)	Providing Client with a non-comprehensive list of trade accounts that may or may not report to business credit bureaus, including Dunn & Bradstreet, Experian’s corporate department and Equifax’s business department;

(viii)	Creating a Business Credit Asset that can be used for business financing opportunities; or

Markets

The market focus of the Business Finance Suite are small to medium enterprises (SME).The vast majority of U.S. based businesses are SME’s. According to U.S. Census Bureau Data, in 2014 SME businesses with less than 20 workers accounted for 97.9% of all firms in the U.S. Many SME’s are currently either over looked by the mainstream banks and credit unions or are forced to rely on the business owner/operators personal covenant and/or assets to secure adequate funds for their operations.

The Business Finance Suite is intended to provide an SME the ability to build a credit rating linked to their EIN (Employer Identification Number) as opposed to the owner/operators personal SSN (Social Security Number). By implementing the Business Finance Suite SME’s will be able to build their own credit record and rating therefore preventing the owner/operator from impeding their own borrowing abilities.

Competitors in The Small Business Finance Industry

The business credit building industry and alternative lending market is intensely competitive and rapidly changing. A number of companies offer similar products to the Business Finance Suite. Some of our existing competitors, as well as a number of potential competitors, have larger technical staffs, more established and larger marketing and sales organizations, and significantly greater financial resources than we have.

Although there are several companies targeting small business finance services, the following vendors are OnePower’s main competitors.

RAPID ADVANCE - Founded in 2005 and headquartered in Bethesda, Maryland, RapidAdvance is a technology-powered financial services company that provides working capital to small and mid-sized businesses in the United States. It offers small business loan programs for business owners in a variety of industries, including traditional retail establishments, brand name chain restaurants, automotive repair, manufacturing, trucking, and professional service providers.

FUNDERA - Launched in February 2014, Fundera is a small business lending marketplace that enables small businesses to apply to multiple online lenders with one application.[2] Lenders on the Fundera network include OnDeck, Lending Club, Funding Circle, and more

ON DECK - founded OnDeck in 2006 and headquartered the company in New York City, uses proprietary software to aggregate data about a business’ operations, which is processed by an algorithm that determines loan eligibility.

KABBAGE - The financial services data and technology platform based out of Atlanta, Georgia, publicly launched and began making its first loans in May 2011. Kabbage provides funding directly to small businesses and consumers through an automated lending platform.

Distribution Methods

OnePower intends to advertise the availability of the Business Finance Suite in the target markets through internet and social media marketing and independent broker referrals. Customers will be able to sign up for the Business Finance Suite through OnePower’s website www.onepowerfinance.com.

Subsidiaries

We do not have any subsidiaries.

Raw Materials

OnePower currently has no business operations that require raw materials, and does not produce any products or provide any services that require any raw materials nor any suppliers.

Dependence on Major Customers

One Power is not dependent on any major customers.

Patents/Trade Marks/Licences/Franchises/Concessions/Royalty Agreements or Labour Contracts

OnePower currently has no patents or trademarks; and OnePower is not party to any license, franchise, concession, or royalty agreements or any labor contracts

Government Controls and Regulations

OnePower’s various business segments are subject to various levels of government controls and regulations, which are supplemented and revised from time to time. Currently, OnePower is in compliance with all business and operations licenses that are typically applicable to most commercial ventures. However, management is unable to predict what additional legislation or revisions may be proposed that might affect its business or when any such proposals, if enacted, might become effective. There can be no assurance that existing or new laws or regulations that may be adopted in various jurisdictions in the future, will not impose additional fees and taxes on OnePower and its business operations. Management is not aware of any such revisions to existing laws and regulations nor new laws or regulations that could have a negative impact on OnePower’s business and add additional costs to OnePower’s business operations. Such changes, however, could require increased capital and operating expenditures and could prevent or delay certain operations by OnePower.

The effect of these existing regulations on the business segments is that OnePower is able to carry out its current business operations as planned. However, it is possible that future governments could change the regulations that could affect the business operations and limit OnePower’s ability to continue its business operations.

Costs and Effects of Compliance with Environmental Laws

OnePower currently has no costs to comply with environmental laws, and there are no known environmental restrictions affecting its business operations. Also, there are no significant capital expenditures for environmental control matters either planned in the current year or expected in the near future.

Expenditures on Research and Development During the Last Two Fiscal Years

Since August 28, 2009, OnePower has not spent any funds on either company-sponsored research and development activities or customer-sponsored research activities relating to the development of new products, services or techniques or the improvement of existing products, services, or techniques.

Number of Total Employees and Number of Full Time Employees

OnePower currently does not have any employees other than our sole officer and director.

Item 1A: Risk Factors

OnePower is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item .

Item 1B: Unresolved Staff Comments

OnePower is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item .

Item 2: Properties

We do not own any real property interest. Our offices are located at 7345 E Peakview Avenue, Centennial, Colorado, 80111, telephone number 1-866-209-3225.

Item 3: Legal Proceedings

OnePower is not a party to any pending legal proceedings and, to the best of OnePower’s knowledge, none of OnePower’s property or assets are the subject of any pending legal proceedings.

Item 4: Mine Safety Disclosures

OnePower is not involved in the operation of any mine, and as a result is not required to provide the information required under this item ..

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

Results of Operations

We have not earned any revenue from our incorporation on August 28, 2009 to November 30, 2017.

During the fiscal year ended November 30, 2017, we incurred net losses of $17,643 consisting of general and administrative expenses. Compared to our net losses in fiscal 2016 of $15,738, our losses in the current fiscal year were significantly lower due to lower general and administrative expenses.

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

Liquidity And Capital Resources

As of November 30, 2017, our current assets consisted of $1,587 in cash with total liabilities of $90,372, which consisted of notes payables of $85,000 and accounts payable and accrued liabilities of $5,372. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended November 30, 2017, net cash flows used in operating activities were ($17,643) consisting of our net loss for the period, adjusted for expensing prepaid expenses and payment of accounts payable.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended November 30, 2017, net cash from financing activities was $20,000, which consisted of a convertible promissory note.

Plan of Operation

OnePower’s plan of operation for the next 12 months is to:

1.	advance the business finance suite customer base via social media and online awareness programs including but not limited to pay per click and affiliate marketing programs;

2.	complete development and launch the mobile version of business finance suite;

3.	identify and develop more small business customers seeking business credit which will include inhouse sales representatives and customer service representatives.

Phase 1 –	Advance the Business finance suite Customer Based Via Social Media and Online Awareness Programs

In Phase 1, OnePower will use social media platforms, including, but not limited to, Twitter, Facebook, and YouTube, as well as pay per click and affiliate marketing programs in order to build brand awareness for the business finance suite and increase the number of customer signups for the business finance suite. OnePower plans to drive brand awareness and deliver our message to target audiences use Facebook postings and ad’s to bring attention to the business finance suite app as well as establishing a page on YouTube containing how to videos giving users a concise way to begin using the business finance suite to drive customers to their business.

OnePower has budgeted $15,000 for this phase and expects it to take three months to complete, with completion expected within the first three months of OnePower’s plan of operation.

Phase 2 –	Complete Development and Launch the Business Finance Suite Mobile App.

In Phase 2, OnePower plans to complete its development of the business finance suite mobile app.

The coding and programming involved in completing the business finance suite mobile app is estimated to require in excess of 200 hours. OnePower has budgeted $15,000 for this phase and expects it to take 10 months to complete, with completion expected in the 4th quarter of 2018.

Phase 3 –	Identify and Develop More Business Finance Suite Customers That Will Take Advantage of the Expanding SME Economy

In Phase 3, OnePower plans to develop in house sales representatives and customer service representatives to take advantage of the expanding SME market demand for business credit. The sales reps will be used to follow up on the sales pipeline created by the online and mobile sign-ups for the business credit suite. The customer service reps will assist existing small business clients in seeking financing for their businesses and create customer referral programs with incentives to further the sales pipeline.

OnePower has budgeted $50,000 for this phase and expects it to take 12 months to complete, with completion expected within the first twelve months of OnePower’s plan of operation. Also, during this phase, OnePower will continue to (a) develop its business credit suite app, (b) advance the business credit suite customer base. Phase 3 will overlap and will be worked on simultaneously with Phases 1 and 2.

It is possible that actual costs for Phase 1, 2 and 3 will exceed OnePower’s estimates. As well, OnePower’s current cash on hand is not sufficient to meet its anticipated obligations for the next twelve-month period. OnePower intends to raise additional funding either through the sale of its common stock to investors or through loans from its director. However, OnePower does not have any current commitments in this regard. If OnePower is unable to raise the required financing, it will be delayed in conducting its business plan.

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

Going Concern

The independent auditors’ report accompanying our November 30, 2017 and 2016 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8: Financial Statements and Supplementary Data

10

K. R. MARGETSON LTD.	Chartered Professional Accountant
#210, 905 West Pender Street	Tel: 604.641.4450
Vancouver BC V6C 1L6	Fax: 1.855.603.3228
Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of

OnePower Systems Ltd.:

I have audited the accompanying balance sheet of OnePower Systems Ltd. as of November 30, 2017 and 2016 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that I plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, these financial statements present fairly, in all material respects, the financial position of OnePower Systems Ltd. as of November 30, 2017 and 2016, and the change in equity and the results of its operations and its cash flows for each of the two years ended November 30, 2017 and 2016 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ K. R. Margetson Ltd.
Vancouver, Canada
March 1, 2018

ONEPOWER SYSTEMS LTD.

BALANCE SHEETS

	November 30, 2017	November 30, 2016
ASSETS
CURRENT ASSETS
Cash	$1,587	$595

Total Assets	$1,587	$595

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$5,372	$6,737
Notes payable, related party (Note 6)	20,000	20,000
Notes payable, unrelated (Note 6)	65,000	45,000

Total Current Liabilities	90,372	71,737

STOCKHOLDERS’ DEFICIT
Common stock (Note 5)
Par value: $0.001
Authorized 200,000,000 shares; issued and outstanding 17,454,545 shares	17,455	17,455
Additional paid in capital	24,545	24,545
Accumulated deficit	(130,785)	(113,142)

Total Stockholders’ Deficit	(88,785)	(71,142)

Total Liabilities and Stockholders’ Deficit	$1,587	$595

The accompanying notes are an integral part of the financial statements.

ONEPOWER SYSTEMS LTD.

STATEMENTS OF OPERATIONS

	For the	For the
	year ended	year ended
	November 30, 2017	November 30, 2016

EXPENSES

General and administrative expenses	$17,643	$15,738

Net loss and comprehensive loss	$(17,643)	$(15,738)

Loss per share of common stock
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares of common stock
Basic and diluted	17,454,545	17,454,545

The accompanying notes are an integral part of the financial statements.

ONEPOWER SYSTEMS LTD

STATEMENT OF STOCKHOLDER’S DEFICIT

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, November 30, 2015	17,454,545	17,455	24,545	(97,404)	(55,404)

Net loss for the period	-	-	-	(15,738)	(15,738)

Balance, November 30, 2016	17,454,545	17,455	24,545	(113,142)	(71,142)

Net loss for the period	-	-	-	(17,643)	(17,643)

Balance, November 30, 2017	17,454,545	$17,455	$24,545	$(130,785)	$(88,785)

The accompanying notes are an integral part of the financial statements.

ONEPOWER SYSTEMS LTD.

STATEMENTS OF CASH FLOWS

	For the	For the
	year ended	year ended
	November 30, 2017	November 30, 2016

Cash Flows from (used in) Operating Activities

Net loss for the year	$(17,643)	$(15,738)

Adjustments to reconcile net income to net cash (used in) operating activities

Accounts payable and accrued liabilities	(1,365)	1,199

Net Cash used in Operating Activities	(19,008)	(14,539)

Net Cash from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds of convertible notes payable	20,000	10,000

Net Cash provided by Financing Activities	20,000	10,000

Increase (decrease) in cash	992	(4,539)

Cash at beginning of year	595	5,134

Cash at end of year	$1,587	$595

Supplemental Information and Non-Monetary Transaction

Interest Paid	$-	$-
Taxes Paid	$-	$-

The accompanying notes are an integral part of the financial statements.

ONEPOWER SYSTEMS LTD.

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2017

1.	Organization and nature of operations

OnePower Systems Ltd. (“the Company”) was incorporated in the State of Nevada, USA on August 28, 2009. The Company is in its early development stage since its formation and has not realized any revenues from its planned operations. Since its inception, the Company was engaged in the development of an electronic bill delivery and payment system intended to provide Middle Eastern utility companies with the ability to present bills and receive payment. On September 28, 2017, OnePower abandoned this business venture and purchased software designed to assist in the business of marketing and selling services to help small businesses meet lending credibility standards, thereby allowing the businesses to create a credit report based upon the businesses EIN not the owners’ SSN.

The Company has chosen a November 30 year end.

2.	Going concern uncertainties

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern. The Company has accumulated losses of $130,785 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

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

ONEPOWER SYSTEMS LTD.

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2017

Cash and cash equivalents

The Company considers all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less to be cash equivalents. The Company had no cash equivalents as of November 30, 2017 and November 30, 2016.

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

Income taxes

The Company follows the guideline under ASC Topic 740 “Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Due to the uncertainty regarding the Company’s future profitability, the future tax benefits of its losses have been fully reserved.

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

NOVEMBER 30, 2017

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

ASC Topic 820, in and of itself, does not require any fair value measurements. As at November 30, 2017 and 2016, the Company did not have assets or liabilities subject to fair value measurement.

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

For the periods ended November 30, 2017, November 30, 2016, and the period August 28, 2009 (date of inception) through November 30, 2017, there are no reconciling items between the net loss presented in the statements of operations and comprehensive loss as defined by ASC 220 and no comprehensive income is disclosed separately.

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

NOVEMBER 30, 2017

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

The Company has not issued any stock options or warrants during the periods ended November 30, 2017 and November 30, 2016, or since inception

There were no non-cash transactions during the years ended November 30, 2017 and November 30, 2016.

5.	Convertible Notes Payable

The Company eight convertible notes payable. The notes are non-interest bearing, unsecured and payable on demand. At any time prior to repayment any portion of the entire note may be converted into common stock at the discretion of the holder on the basis of $0.055 of debt to 1 share. The effect that conversion would have on earnings per share has not been disclosed due to the current anti-dilutive effect.

The common stock of the Company has been issued at $0.055 per share for operations. The conversion rate of $0.055 creates a zero conversion benefit at current stock prices. Therefore, no beneficial conversion factor has been recorded.

ONEPOWER SYSTEMS LTD.

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2017

Notes payable as of November 30,	2017	2016

Notes issued to a related party

Convertible promissory note payable, dated November 9, 2012 non-interest bearing, due on demand	$10,000	$10,000

Convertible promissory note payable, dated April 26, 2013 non-interest bearing, due on demand	10,000	10,000

Notes payable to related party	$20,000	$20,000

Notes issued to unrelated parties

Convertible promissory note payable, dated March 28, 2014 non-interest bearing, due on demand	20,000	20,000

Convertible promissory note payable, dated June 26, 2015 non-interest bearing, due on demand	10,000	10,000

Convertible promissory note payable, dated November 11, 2015 non-interest bearing, due on demand	5,000	5,000

Convertible promissory note payable, dated August 12, 2016 non-interest bearing, due on demand	10,000	10,000

Convertible promissory note payable, dated March 9, 2017 non-interest bearing, due on demand	5,000	—

Convertible promissory note payable, dated September 15, 2017 non-interest bearing, due on demand	15,000	—

Notes payable to unrelated parties	$65,000	$45,000

6.	Income Taxes

The component of the Company’s deferred tax assets as of November 30, 2016 and 2015 are noted below. A valuation allowance has been recorded as management believes it is more likely than not that the deferred income tax asset will not be realized.

	2017	2016
Tax loss carry forward	$130,785	$113,142

Deferred tax asset	$27,500	$39,600
Valuation allowance	(27,500)	(39,600)
Net deferred tax asset	$-	$-

ONEPOWER SYSTEMS LTD.

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2017

A reconciliation of income taxes computed at the 21% (2016 - 35%) statutory rate to the income tax recorded is as follows:

	2017	2016
Net loss for the year	$17,643	$15,738

Income taxes at the statutory rate	$3,700	$5,508
Valuation allowance	(3,700)	(5,508)
Net deferred tax asset	$-	$-

The Company did not pay any income taxes during the periods ended November 30, 2017 and 2016, and since inception.

The net federal operating loss carry forward will expire between 2031 and 2038. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of November 30, 2017 and were subject to material weaknesses.

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

C. Changes in Internal Control over Financial Reporting.

During the fiscal year ended November 30, 2017, our internal control over financial reporting was not subject to changes.

Item 9B: Other Information

None.

PART III

ITEM 10. Directors, Executive Officers, and Corporate Governance

Directors, Executive Officers, Promoters and Control Persons

The name, address and position of our present officers and directors are set forth below:

Name	Position(s)
Soha Hamdan	President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer and member of the Board of Directors.

Age: 57

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

EXECUTIVE OFFICER COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Soha Hamdan President	2017	0	0	0	0	0	0	0	0
	2016	0	0	0	0	0	0	0	0
	2015	0	0	0	0	0	0	0	0

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

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of November 30, 2017 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

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

Otherwise, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

●	Any of our directors or officers;

●	Any person proposed as a nominee for election as a director;

●	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

●	Our sole promoter, Soha Hamdan;

●	Any relative or spouse of any of the foregoing persons who has the same house as such person;

●	Immediate family members of directors, director nominees, executive officers and owners of 5% or more of our common stock

Item 14: Principal Accountant Fees and Services

Audit Fees

For the years ended November 30, 2017, the aggregate fees billed by KR Margetson Ltd, CPA for professional services rendered for the audit of our annual consolidated financial statements and review of our interim financial statements included in quarterly reports in connection with statutory and regulatory filings including registration statements were:

2017	$6,500

For the years ended November 30, 2016, the aggregate fees billed by Kyle Tingle, CPA, LLC for professional services rendered for the audit of our annual consolidated financial statements and review of our interim financial statements included in quarterly reports in connection with statutory and regulatory filings including registration statements were:

2016	$9,100

Audit Related Fees

For the years ended November 30, 2017 and 2016, there were no fees billed for services which are not reported under the caption “Audit Fees” above, was:

2017	Nil
2016	Nil

Tax Fees

For the years ended November 30, 2017 and 2016, there were no fees billed for other non-audit professional services, other than those services listed above, totaled:

2017	Nil
2016	Nil

All Other Fees

For the years ended November 30, 2017 and 2016, there were no other fees for non-audit professional services, other than those services listed above, totaled:

2017	Nil
2016	Nil

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

ONEPOWER SYSTEMS LTD INC.

Dated: March 1, 2018	By:	/s/ Soha Hamdan
Soha Hamdan, President, Chief Executive Officer and Chief Financial Officer

