Form 10-Q
period 2018-02-28
OnePower Systems Ltd.
filed 2018-04-16
CIK 1561206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

or

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

17,909,090 shares of common stock are issued and outstanding as of April 16, 2018.

OnePower Systems Ltd

Interim Financial Statements

February 28, 2018

ONEPOWER SYSTEMS LTD.

CONDENSED INTERIM BALANCE SHEETS

(Unaudited)

	February 28, 2018	November 30, 2017
ASSETS

CURRENT ASSETS
Cash	$520	$1,587
Prepaid Expenses	850	-

Total Assets	$1,370	$1,587

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$15,674	$5,372
Notes payable, related party (Note 6)	20,000	20,000
Notes payable, unrelated (Note 6)	65,000	65,000

Total Current Liabilities	100,674	90,372

STOCKHOLDERS’ DEFICIT
Common stock (Note 5)
Par value: $0.001
Authorized 200,000,000 shares; issued and outstanding 17,454,545 shares	17,455	17,455
Additional paid in capital	24,545	24,545
Accumulated deficit	(141,304)	(130,785)

Total Stockholders’ Deficit	(99,304)	(88,785)

Total Liabilities and Stockholders’ Deficit	$1,370	$1,587

The accompanying notes are an integral part of the financial statements.

ONEPOWER SYSTEMS LTD.

CONDENSED INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	For the three	For the three
	months ended	months ended
	February 28, 2018	February 28, 2017

EXPENSES

General and administrative expenses	$10,519	$7,654

Net loss and comprehensive loss	$(10,519)	$(7,654)

Loss per share of common stock
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares of common stock
Basic and diluted	17,454,545	17,454,545

The accompanying notes are an integral part of the financial statements.

ONEPOWER SYSTEMS LTD

CONDENSED STATEMENT OF STOCKHOLDER’S DEFICIT

(Unaudited)

FOR THE PERIOD FROM NOVEMBER 30, 2016 TO FEBRUARY 28, 2018

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, November 30, 2016	17,454,545	17,455	24,545	(113,142)	(71,142)

Net loss for the period	-	-	-	(17,643)	(17,643)

Balance, November 30, 2017	17,454,545	17,455	24,545	(130,785)	(88,785)

Net loss for the period	-	-	-	(10,519)	(10,519)

Balance, February 28, 2018	17,454,545	$17,455	$24,545	$(141,304)	$(99,304)

The accompanying notes are an integral part of the financial statements.

ONEPOWER SYSTEMS LTD.

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended	For the three months ended
	February 28, 2018	February 28, 2017

Cash Flows from (used in) Operating Activities

Net loss	$(10,519)	$(7,654)

Adjustments to reconcile net income to net cash (used in) operating activities
Prepaid expenses	(850)	-
Accounts payable and accrued liabilities	10,302	7,575

Net Cash from (used in) Operating Activities	(1,067)	(79)

Net Cash from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds of convertible notes payable	-	-

Net Cash provided by Financing Activities	-	-

Increase (decrease) in cash	(1,067)	(79)

Cash at beginning of period	1,587	595

Cash at end of period	$520	$516

Supplemental Information and Non-Monetary Transaction

Interest Paid	$-	$-
Taxes Paid	$-	$-

The accompanying notes are an integral part of the financial statements.

ONEPOWER SYSTEMS LTD.

NOTES TO THE CONDENSED INTERIM FINANCIAL STATEMENTS

February 28, 2018

(Unaudited)

1.	Interim Reporting

While the information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s November 30, 2017 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s November 30, 2017 annual financial statements.

Operating results for the three months ended February 28, 2018 are not necessarily indicative of the results that can be expected for the year ended November 30, 2017.

2.	Organization and nature of operations

OnePower Systems Ltd. (“the Company”) was incorporated in the State of Nevada, USA on August 28, 2009. The Company is in its early development stage since its formation and has not realized any revenues from its planned operations. Since its inception, the Company was engaged in the development of an electronic bill delivery and payment system intended to provide Middle Eastern utility companies with the ability to present bills and receive payment. On September 28, 2017, OnePower abandoned this business venture and purchased software designed to assist in the business of marketing and selling services to help small businesses meet lending credibility standards, thereby allowing the businesses to create a credit report based upon the business’ EIN not the owner’s SSN.

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

The Company has accumulated a deficit of $141,304 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

ONEPOWER SYSTEMS LTD.

NOTES TO THE CONDENSED INTERIM FINANCIAL STATEMENTS

February 28, 2018

(Unaudited)

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

The Company has not issued any stock options or warrants during the periods ended February 28, 2018 and February 28, 2017, or since inception

There were no non-cash transactions during the periods ended February 28, 2018 and February 28, 2017.

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

	February 28, 2018	November 30, 2017
Notes payable as at:

Issued to a related party:

Convertible promissory note payable, dated November 9, 2012 non-interest bearing, due on demand	$10,000	$10,000

Convertible promissory note payable, dated April 26, 2013 non-interest bearing, due on demand	10,000	10,000

Notes payable to related party	$20,000	$20,000

ONEPOWER SYSTEMS LTD.

NOTES TO THE CONDENSED INTERIM FINANCIAL STATEMENTS

February 28, 2018

(Unaudited)

	February 28, 2018	November 30, 2017
Notes payable Issued to unrelated parties:

Convertible promissory note payable, dated March 28, 2014 non-interest bearing, due on demand	20,000	20,000

Convertible promissory note payable, dated June 26, 2015 non-interest bearing, due on demand	10,000	10,000

Convertible promissory note payable, dated November 11, 2015 non-interest bearing, due on demand	5,000	5,000

Convertible promissory note payable, dated August 12, 2016 non-interest bearing, due on demand	10,000	10,000

Convertible promissory note payable, dated March 9, 2017 non-interest bearing, due on demand	5,000	5,000

Convertible promissory note payable, dated September 15, 2017 non-interest bearing, due on demand	15,000	15,000

Notes payable to unrelated parties	$65,000	$65,000

7.	Subsequent Events

Subsequent to February 28, 2018, two of the convertible promissory note payables totaling $20,000 were converted to an aggregate of 363,636 shares at the conversion price of $0.055 per share.

In a separate transaction, also subsequent to February 28, 2018, the Company issued 90,909 shares at a value of $0.055 to settle outstanding debt in the amount of $5,029.

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

Three-month Period Ended February 28, 2018 Compared to the Three-month Period Ended February 29, 2017.

Our net loss for the three-month period ended February 28, 2018 was $10,519 (2017:$ 7,654), which consisted of general and administration expenses. We did not generate any revenue during either three-month period in fiscal 2018 or 2017. The increase in expenses in the current fiscal year relate to accounting, audit, and legal fees that we have incurred in connection with the filing of our statements on Form 10-K with the Securities & Exchange Commission.

The weighted average number of shares outstanding was 17,454,545 for the three-month period ended February 28, 2018 and 17,454,545 for the three-month period ended February 29, 2017.

LIQUIDITY AND CAPITAL RESOURCES

As at February 28, 2018, our current assets were $1,370 compared to $1,587 in current assets at November 30, 2017. As of February 28, 2018, our current liabilities were $100,674 compared to $90,372 at November 30, 2017. Current liabilities at February 28, 2018 were comprised of $10,000 in notes payable to our director, $10,000 in notes payable to a related party, $14,312 in accounts payable and 65,000 in notes payable to unrelated parties.

Stockholders’ deficit increased from $88,785 as of November 30, 2017 to $99,304 as of February 28, 2018.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three-month period ended February 28, 2018, net cash flows used in operating activities were $1,067 consisting of a net loss of $10,519, and $10,302 in accounts payable and accrued liabilities. For the three-month period ended February 29, 2017, net cash flows used in operating activities were $79 consisting of a net loss of $7,654, and $7,575 in accounts payable.

Cash Flows from Financing Activities

We have financed our operations primarily from either the issuance of our shares of common stock or from director loans. For the three-month period ended February 28, 2018, we realized $nil in net cash. We did not generate any cash from financing activities in the comparative period in fiscal 2017.

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

GOING CONCERN

The independent auditors’ report accompanying our November 30, 2017 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended February 28, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On April 10, 2018, OnePower settled $5028.59 in debt by issuing 90,909 restricted shares of common stock at a deemed price of $0.553 per share.

Aslo on April 10, 2018, OnePower issued 363,636 in restricted shares of common stock to settle a request to convert a promissory at a conversion rate of $0.055 per share.

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

ONEPOWER SYSTEMS LTD.

Dated: April 16, 2018	By:	/s/ Soha Hamdan
Soha Hamdan, President and Chief Executive Officer and Chief Financial Officer

